Form 10-Q
period 1996-03-31
NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD
filed 1996-05-14
CIK 880866

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


    (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  March 31, 1996
                                     --------------

                                          OR

                                            [  ] TRANSITION REPORT PURSUANT TO
                                            SECTION 13 OR 15(d) OF THE
                                            SECURITIES EXCHANGE ACT OF 1934

    For the transition period from       to
                                    --------------

    Commission file number  33-43870
                             --------


                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                (Exact name of registrant as specified in its charter)

              TEXAS                                   13-3641944
               -----                                   ----------
    (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                 Identification No.)

    51 MADISON AVENUE, NEW YORK, NEW YORK        10010
     -------------------------------------        -----
    (Address of principal executive offices)           (Zip Code)

    Registrant's telephone number, including area code (212) 576-6456
                                                        --------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X        No
              -----          -----
         Yes   X        No
              -----          -----

                    NYLIFE Structured Asset Management Company Ltd




                                        INDEX

                                                                     Page No.
                                                                      --------
Part I -      Financial Information (Unaudited)

              Statement of Financial Position as of
              March 31, 1996, and December 31, 1995                        3

              Statement of Operations and Retained
              Earnings for the Three Months Ended
              March 31, 1996, and 1995                                     4

              Statement of Changes in Members' Capital for
              the Three Months Ended March 31, 1996 and
              the Year Ended December 31, 1995                             5

              Statement of Cash Flows for the Three
              Months Ended March 31, 1996 and 1995                         6

              Notes to the Financial Statements                            7

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations                9

Part II -     Other Information                                           12

              Signatures                                                  13

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                           STATEMENT OF FINANCIAL POSITION

                                        ASSETS

                                                                                     March 31,          December 31,
                                                                                       1996                1995
                                                                                -----------------   -----------------
                                                                                   (Unaudited)
CURRENT ASSETS

 Cash and cash equivalents                                                       $   6,518,739       $   6,527,623
 Segregated cash and cash equivalents                                                5,306,377           5,399,963
 Monitoring revenue and interest receivables
 (net of allowance of $854,849 and $777,516, respectively)                           2,201,074           2,760,630
 Due from Westinghouse                                                                  21,762                  -
                                                                                -----------------   -----------------

  Total current assets                                                              14,047,952          14,688,216
                                                                                -----------------   -----------------

 Investment in security alarm monitoring contracts (Note 2)
 (net of accumulated amortization of $25,797,997 and $22,965,463, respectively)     45,551,934          48,424,894
 Debt issuance costs paid to affiliates
  (net of accumulated amortization of $3,798,400 and $3,572,284, respectively)       2,555,026           2,781,142
                                                                                -----------------   -----------------

     Total assets                                                                $  62,154,912       $  65,894,252
                                                                                -----------------   -----------------
                                                                                -----------------   -----------------


                                LIABILITIES AND MEMBERS' CAPITAL

CURRENT LIABILITIES

 Monitoring fees payable to Westinghouse                                         $     932,076        $    943,869
 Accounts payable and accrued liabilities                                              381,535             334,493
 Due to affiliates (Note 3)                                                            199,834             204,690
 Due to Westinghouse                                                                       -                14,351
 Unearned revenue                                                                    3,009,114           3,129,618
 Interest payable (Note 2)                                                             613,756             658,924
 Notes payable (Note 2)                                                              3,970,891           3,970,891
                                                                                -----------------   -----------------

   Total current liabilities                                                         9,107,206           9,256,836
                                                                                -----------------   -----------------

 Notes payable (Note 2)                                                             50,140,473          52,886,655
                                                                                -----------------   -----------------

    Total liabilities                                                               59,247,679          62,143,491
                                                                                -----------------   -----------------

MEMBERS' CAPITAL

  Contributed capital                                                                6,000,000           6,000,000
  Distributions to members                                                            (632,753)           (632,753)
  Accumulated deficit                                                               (2,460,014)         (1,616,486)
                                                                                -----------------   -----------------

    Total members' capital                                                           2,907,233           3,750,761
                                                                                -----------------   -----------------

    Total liabilities and members' capital                                       $  62,154,912        $ 65,894,252
                                                                                -----------------   -----------------
                                                                                -----------------   -----------------

See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                    STATEMENT OF OPERATIONS AND RETAINED EARNINGS



                                               For the three      For the three
                                               months ended       months ended
                                                  March 31,          March 31,
                                                  1996               1995
                                            -----------------  -----------------
INCOME                                        (Unaudited)        (Unaudited)
  Monitoring revenue                           $  5,931,216       $  6,563,131
  Interest                                          101,049            108,923
                                            -----------------  -----------------

     Total income                                 6,032,265          6,672,054
                                            -----------------  -----------------

EXPENSES

  Monitoring fees                                 2,001,986          2,197,912
  Interest expense                                1,244,648          1,445,387
  General and administrative                         88,069             77,413
  Consulting fees                                    71,354             71,354
  Asset management fee to affiliate                 145,483            163,050
  Equity return fee to affiliate                     54,346             54,346
  Bad debt expense                                  211,257            283,384
  Amortization of security alarm monitoring
    contracts                                     2,832,534          2,362,151
  Amortization of debt issuance costs paid
    to affiliates                                   226,116            373,650
                                            -----------------  -----------------

   Total expenses                                 6,875,793          7,028,647
                                            -----------------  -----------------
  Net loss                                         (843,528)          (356,593)

 (Accumulated deficit) retained earnings at
    beginning of period                          (1,616,486)            507,263
                                            -----------------  -----------------

 (Accumulated deficit) retained earnings at
    end of period                              $ (2,460,014)       $   150,670
                                            -----------------  -----------------
                                            -----------------  -----------------





See accompanying notes to the financial statements.

                  NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                      STATEMENT OF CHANGES IN MEMBERS' CAPITAL
                       FOR THE YEAR ENDED DECEMBER 31, 1995,
                   AND FOR THE THREE MONTHS ENDED MARCH 31, 1996






                                                        NYLIFE          Total
                                                       Depositary      Members'
                                       NAFCO Inc.       Corp.          Capital
                                       ------------   ------------   -----------

Balance at January 1, 1995              4,895,429        979,081     5,874,510


Net loss                               (1,769,720)      (354,029)   (2,123,749)
                                       ------------   ------------   -----------


Balance at December 31, 1995            3,125,709        625,052     3,750,761


Net loss                                 (702,912)      (140,616)     (843,528)
                                       ------------   ------------   -----------


Balance at March 31, 1996             $ 2,422,797    $   484,436   $ 2,907,233
                                       ------------   ------------   -----------
                                       ------------   ------------   -----------




                 See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                               STATEMENT OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                 For the three            For the three
                                                                  months ended             months ended
                                                                 March 31, 1996           March 31, 1995
                                                              --------------------     --------------------
Cash flows from operating activities:
 Net loss                                                     $         (843,528)      $         (356,593)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:

  Amortization of security alarm monitoring contracts                  2,832,534                2,362,151
  Amortization of debt issuance costs                                    226,116                  373,650
  Bad debt expense                                                       211,257                  283,384

Changes in assets and liabilities:
  Decrease (increase) in monitoring revenue and interest
   receivables                                                           348,299                  (21,150)
  Increase in due from Westinghouse                                      (21,762)                     -
 (Decrease) increase in monitoring fees payable to Westinghouse          (11,793)                  42,386
  Increase in accounts payable and accrued liabilities                    47,042                   18,619
  Decrease in due to affiliates                                           (4,856)                  (4,766)
 (Decrease) increase in due to Westinghouse                              (14,351)                 515,751
  Decrease in unearned revenue                                          (120,504)                 (97,073)
  Decrease in interest payable                                           (45,168)                 (60,822)
                                                              --------------------     --------------------
  Net cash provided by operating activities                            2,603,286                3,055,537
                                                              --------------------     --------------------

Cash flows from investing activities:
  Purchase price refunds - investment in security alarm
   monitoring contracts                                                   40,426                  579,927
                                                              --------------------     --------------------
  Net cash provided by investing activities                               40,426                  579,927
                                                              --------------------     --------------------

Cash flows from financing activities:
  Principal payments on Notes                                         (2,746,182)              (2,530,536)
                                                              --------------------     --------------------
  Net cash used in financing activities                               (2,746,182)              (2,530,536)
                                                              --------------------     --------------------
 Net  (decrease) increase in cash and cash equivalents                  (102,470)               1,104,928

Cash and cash equivalents (including segregated cash and
 cash equivalents) at beginning of period                             11,927,586               10,880,686
                                                              --------------------     --------------------
Cash and cash equivalents (including segregated cash and
 cash equivalents) at end of period                           $       11,825,116       $       11,985,614
                                                              --------------------     --------------------
                                                              --------------------     --------------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                    $        1,289,816       $        1,506,208
                                                              --------------------     --------------------
                                                              --------------------     --------------------




                 See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                          NOTES TO THE FINANCIAL STATEMENTS
                                    MARCH 31, 1996
                                     (UNAUDITED)

NOTE 1 - ORGANIZATION

NYLIFE Structured Asset Management Company Ltd. (the "Company" or "SAMCO") is a limited liability company formed under the laws of the State of Texas on October 18, 1991. The entity offers its equity investors limited liability protection while providing them with flow through tax treatment.

SAMCO has two members. The principal member is NAFCO Inc. ("NAFCO"). The other member is NYLIFE Depositary Corporation ("NDC"). Both members are Delaware corporations and wholly owned subsidiaries of NYLIFE Inc. (a direct wholly owned subsidiary of New York Life Insurance Company, "New York Life"). Certain directors and officers of NAFCO have been designated as managers of SAMCO. A manager is similar to a director of a corporation, and may designate one or more persons as officers of the limited liability company.

SAMCO has issued secured five year floating rate notes and secured five year fixed rate notes (the "Notes"), in order to finance the acquisition of security alarm monitoring contracts (the "Contracts"). Such Contracts consist of the obligations and payment rights with respect to monitoring services, and in certain instances repair and maintenance services, for security alarm systems in residential homes and light commercial businesses. Security alarm monitoring is the process of notifying designated parties (either individuals or public authorities) if an unauthorized entry, fire, medical or other emergency signal from a customer alarm system is received at a central monitoring station.

These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K.

NOTE 2 - INVESTMENT IN SECURITY ALARM MONITORING CONTRACTS AND
          NOTES PAYABLE

INVESTMENT IN SECURITY ALARM MONITORING CONTRACTS in the Statement of Financial Position at March 31, 1996 includes Contracts collateralizing Series A, B, and C Notes as follows:


                                                       Series A       Series B       Series C        Total(*)
                                                        --------       --------       --------        --------
Investment in security alarm monitoring contracts     $23,000,000    $8,665,057     $41,401,352    $73,066,409
Less: Purchase price refunds                            2,274,740       890,055       2,221,003      5,385,798
      Accumulated amortization (**)                     4,894,459     1,940,675       6,860,800     13,695,934
      Accumulated attrition (**)                        5,062,992     1,564,844       4,298,628     10,926,464
                                                      -----------    ----------     -----------    -----------
       Net investment                                 $10,767,809    $4,269,483     $28,020,921    $43,058,213
                                                      -----------    ----------     -----------    -----------
                                                      -----------    ----------     -----------    -----------


(*) Excludes 5,035 Contracts acquired from the June 30, 1993, November 30, 1993, and February 28, 1994 acquisitions which are NOT collateral for any series of Notes and therefore are not subject to the Indenture. Net investment in these contracts at March 31, 1996 is $2,493,721.

(**) These amounts are combined and classified as amortization in the financial statements.

INTEREST PAYABLE and NOTES PAYABLE in the Statement of Financial Position at March 31, 1996 include amounts relating to Series A, B, and C Notes as follows:


                                                      Series A      Series B      Series C       Total
                                                      --------      --------      --------       --------
Interest payable                                      $172,407        $69,296      $372,053      $613,756
                                                       --------        -------      --------      --------
                                                       --------        -------      --------      --------

Notes payable - current                             $ 1,250,000     $ 470,891   $ 2,250,000   $ 3,970,891
Notes payable - non-current                          13,950,114     5,638,512    30,551,847    50,140,473
                                                     -----------    ----------   -----------   -----------
 Total                                               $15,200,114    $6,109,403   $32,801,847   $54,111,364
                                                     -----------    ----------   -----------   -----------
                                                     -----------    ----------   -----------   -----------

NOTE 3 - RELATED PARTIES

DUE TO AFFILIATES in the Statement of Financial Position at March 31, 1996 and December 31, 1995 includes (i) the asset management fee of $145,483 and $149,150 payable to NAFCO and (ii) the equity return fee of $54,346 and $54,346 payable to NAFCO, and (iii) general and administrative expenses of $5 and $1,194, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
The Company's net loss for the three months ended March 31, 1996 is due primarily to higher amortization expense, a non-cash charge against earnings, as a result of the attrition of certain contracts during the quarter.
Attrition, which is the loss of customers, results in decreased cash flow. In order to control the Company's exposure to attrition and the resulting loss of revenue, the Company has received from Westinghouse certain attrition guarantees. These guarantees generally provide for the replacement of Contracts, with either cash or Contracts, by Westinghouse if attrition exceeds certain levels. As of March 31, 1996, approximately 50% of the Series A Contracts and 100% of the Series B and Series C Contracts owned by the Company are covered by attrition guarantees by Westinghouse.

The Company's revenues from Contracts have been sufficient to pay the Westinghouse Basic Monitoring Fee, scheduled principal and interest on the Notes, third party operating expenses, taxes of the Company's Members (but only Member's taxes in respect of any allocations of taxable income from the Company), subordinated fees, to establish necessary reserves, if any, and to continue to make additional principal payments. The Company expects this trend to continue in 1996. Including the distribution to be paid on May 15, 1996, the Company has paid additional principal of $6,070,632, $2,169,708 and $9,131,401 to the Series A, Series B, and Series C Noteholders, respectively.

Series A and Series B Notes bear interest on the outstanding principal at a per annum floating rate of 2.50 percentage points above the minimum denomination five-year certificate of deposit average rate (the "Benchmark CD Rate"), as reported by the Bank Rate Monitor in its last report of the immediately preceding calendar quarter, but in no event less than 9% per annum or more than 11% per annum. At March 31, 1996, the Benchmark CD Rate was 5.07%. Accordingly, the outstanding principal on the Series A and Series B Notes will earn interest at 9% per annum through August 15, 1996.

Debt Service and Interest Coverage ratios are calculated based on the number of "active" accounts at the end of the period. An active account is one where the customer's alarm system is being monitored. Generally, accounts are monitored until they become 70 days delinquent. The Debt Service and Interest Coverage ratios for each Series of Notes at March 31, 1996 continue to be strong as indicated below:

                                        Series A       Series B        Series C
                                        --------       --------        -------
Number of contracts collateralizing
  Notes at issuance                      33,029         11,463         52,840
                                         ------         -------        ------
                                         ------         -------        ------
Number of active accounts at 3/31/96     22,220          8,393         44,144
                                         ------         -------        ------
                                         ------         -------        ------

Debt Service Coverage (at 9%)              1.72           1.86          2.03
                                           ----           ----          ----
                                           ----           ----          ----
Debt Service Coverage (at 11%)             1.54           1.67           --
                                           ----           ----          ----
                                           ----           ----          ----

Interest Coverage (at 9%)                  3.36           3.53          3.65
                                           ----           ----          ----
                                           ----           ----          ----
Interest Coverage (at 11%)                 2.75           2.89           --
                                           ----           ----           --
                                           ----           ----           --


At maturity, the Company is obligated to repay the then outstanding principal balance of the Notes. The options available to the Company include (i) a sale of the underlying Contracts to Westinghouse (in accordance with the terms of a contract repurchase option), (ii) a sale of the Contracts to a third party, or
(iii) a refinancing of the Contracts. The Company will be first obligated to repay such outstanding principal balance in 1998 when the Series A Notes are to be repaid.

The Company does not anticipate acquiring additional Contracts. As of March 31, 1996, the Company had no capital commitments.

Should Westinghouse become unable to perform any of its contractual obligations with respect to the Company in the future, there can be no assurance that any third parties will be available or, even if available, that agreements could be reached with such third parties for comparable services and at comparable cost. Such a situation could materially adversely impact the Company.

RESULTS OF OPERATIONS
For the three months ended March 31, 1996 and 1995, SAMCO derived 98% of its income from monitoring revenues and the balance from interest income on short term investments.

The decrease in the Company's monitoring revenues for the three months ending March 31, 1996 compared to the corresponding period in 1995 is due to attrition of contracts during 1995 and the first three months of 1996. During the first quarter of 1995, the Series C contracts were covered under the Westinghouse guarantees of 0% attrition. These guarantees expired in 1995, and subsequent attrition of Series C Contracts resulted in an increase in Contract amortization expense. Monitoring fee expense has decreased with the decrease in monitoring revenue. Interest expense has decreased as the Company continues to pay down scheduled and additional principal. The bad debt expense of $211,257 on the Company's Statement of Operations represents actual revenue loss on attrited Contracts and the potential revenue loss on Contracts with balances greater than 90 days past due as of quarter end.

The Company's operating expenses include monitoring fees, general and administrative expenses, including (i) lockbox bank fees, (ii) audit and tax fees, (iii) printing and mailing of quarterly and annual reports to investors,
(iv) trustee fees, (v) legal and consulting fees, and (vi) subordinated fees and expenses. The Company's other expenses include bad debt expense, interest expense and amortization of (i) Contracts and (ii) debt issuance costs.

Most of the Contracts owned by the Company have a three year term, provide for automatic renewal and allow the Company to increase the customers' monitoring fee at certain times after the initial term. Presently the Company has no intention of increasing monitoring fees in the immediate future.

                              PART II. OTHER INFORMATION

                                         None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 1996.


                             NYLIFE Structured Asset Management
                             Company Ltd.






                                    /s/ Kevin M. Micucci
                                  ----------------------
                             By:  Kevin M. Micucci
                                  Manager and President
                                  (Principal Executive,
                                  Financial and Accounting Officer)