Form 10-Q
period 1996-06-30
NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD
filed 1996-08-13
CIK 880866

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996
                                -------------

                                      OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from   to
                              --------

Commission file number  33-43870
                        --------

                   NYLIFE Structured Asset Management Company Ltd.
             ---------------------------------------------------------
                (Exact name of registrant as specified in its charter)


              Texas                                        13-3641944
             -------                                       -----------
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                     Identification No.)

51 Madison Avenue, New York, New York                       10010
- ----------------------------------------                    -----
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

       Yes  X      No
           ----       ----

       Yes  X      No
           ----       ----

                    NYLIFE Structured Asset Management Company Ltd



                                        INDEX
                                        -----
                                                                        Page No.

                                                                        --------
Part I -    Financial Information (Unaudited)

Item 1.     Financial Statements

            Statement of Financial Position as of
            June 30, 1996, and December 31, 1995                          3

            Statement of Operations and (Accumulated
            Deficit) Retained Earnings for the Three and
            Six Months Ended June 30, 1996, and 1995                      4

            Statement of Changes in Members' Capital for
            the Six Months Ended June 30, 1996 and
            the Year Ended December 31, 1995                              5

            Statement of Cash Flows for the Six
            Months Ended June 30, 1996 and 1995                           6

            Notes to the Financial Statements                             7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 9


Part II -   Other Information                                             12

            Signatures                                                    13

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                           STATEMENT OF FINANCIAL POSITION

                                        ASSETS
                                        ------

                                                       June 30,     December 31,
                                                         1996           1995
                                                      ----------    ------------
Current assets                                       (Unaudited)
- --------------

  Cash and cash equivalents                       $  6,519,870    $  6,527,623
  Segregated cash and cash equivalents               5,039,259       5,399,963
  Monitoring revenue and interest receivables
   (net of allowance of $896,035 and $777,516,
    respectively)                                    2,150,171       2,760,630
                                                  -------------    ------------
      Total current assets                          13,709,300      14,688,216
                                                  -------------    ------------

  Investment in security alarm monitoring
   contracts (Note 2)
   (net of accumulated amortization of
    $28,167,944 and $22,965,463, respectively)      43,181,987      48,424,894
  Debt issuance costs paid to affiliates
   (net of accumulated amortization of
    $4,093,742 and $3,572,284, respectively)         2,259,684       2,781,142
                                                  -------------    ------------

         Total assets                             $ 59,150,971    $ 65,894,252
                                                  -------------    ------------
                                                  -------------    ------------

                         LIABILITIES  AND  MEMBERS'  CAPITAL
Current liabilities
- -------------------

  Monitoring fees payable to Westinghouse         $    799,654    $    943,869
  Accounts payable and accrued liabilities             296,436         334,493
  Due to affiliates (Note 3)                           194,815         204,690
  Due to Westinghouse                                   30,976          14,351
  Unearned revenue                                   2,973,715       3,129,618
  Interest payable (Note 2)                            599,830         658,924
  Notes payable (Note 2)                             3,970,891       3,970,891
                                                  -------------    ------------

      Total current liabilities                      8,866,317       9,256,836
                                                  -------------    ------------

  Notes payable (Note 2)                            47,787,506      52,886,655
                                                  -------------    ------------

         Total liabilities                          56,653,823      62,143,491
                                                  -------------    ------------

Members' capital
- ----------------
  Contributed capital                                6,000,000       6,000,000
  Distributions to members                            (632,753)       (632,753)
  Accumulated deficit                               (2,870,099)     (1,616,486)
                                                  -------------    ------------

         Total members' capital                      2,497,148       3,750,761
                                                  -------------    ------------
         Total liabilities and
          members' capital                        $ 59,150,971    $ 65,894,252
                                                  -------------    ------------
                                                  -------------    ------------

See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
         STATEMENT OF OPERATIONS AND (ACCUMULATED DEFICIT) RETAINED EARNINGS


                                                                      For the Three Months Ended    For the Six Months Ended
                                                                        June 30,       June 30,       June 30,     June 30,
                                                                          1996           1995          1996         1995
                                                                    -------------  ------------   -------------   -----------
Income                                                                (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
- ------

  Monitoring revenue                                               $  5,817,204    $ 6,308,468   $ 11,748,420   $ 12,871,599
  Interest                                                               97,243        109,828        198,292        218,751
                                                                    ------------    -----------   ------------   ------------
     Total income                                                     5,914,447      6,418,296     11,946,712     13,090,350

Expenses
- --------

  Monitoring fees                                                     1,984,711      1,986,202      3,986,697      4,184,114
  Interest expense                                                    1,186,910      1,395,861      2,431,558      2,841,248
  General and administrative                                             74,847        118,330        162,916        195,743
  Consulting fees                                                        71,354         71,354        142,708        142,708
  Asset management fee to affiliate                                     140,469        158,918        285,952        321,968
  Equity return fee to affiliate                                         54,347         54,347        108,693        108,693
  Bad debt expense                                                      146,605        130,627        357,862        414,011
  Amortization of security alarm
   monitoring contracts                                               2,369,947      2,464,723      5,202,481      4,826,874
  Amortization of debt issuance costs                                   295,342        318,434        521,458        692,084
                                                                    ------------    -----------   ------------   ------------

    Total expenses                                                    6,324,532      6,698,796     13,200,325     13,727,443
                                                                    ------------    -----------   ------------   ------------

  Net loss                                                             (410,085)      (280,500)    (1,253,613)      (637,093)

  (Accumulated deficit) retained earnings
   at beginning of period                                            (2,460,014)       150,670     (1,616,486)       507,263
                                                                    ------------    -----------   ------------   ------------

  (Accumulated deficit) at end of period                           $ (2,870,099)   $  (129,830)  $ (2,870,099)  $   (129,830)
                                                                    ------------    -----------   ------------   ------------
                                                                    ------------    -----------   ------------   ------------




                 See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                       STATEMENT OF CHANGES IN MEMBERS' CAPITAL
                        FOR THE YEAR ENDED DECEMBER 31, 1995,
                      AND FOR THE SIX MONTHS ENDED JUNE 30, 1996



                                                       NYLIFE          Total
                                                      Depositary      Members'
                                     NAFCO Inc.         Corp.         Capital
                                   -------------    ------------    ------------

Balance at January 1, 1995         4,895,429         979,081         5,874,510

Net loss                          (1,769,720)       (354,029)       (2,123,749)
                                   -------------    ------------    ------------

Balance at December 31, 1995       3,125,709         625,052         3,750,761

Net loss                          (1,044,636)       (208,977)       (1,253,613)
                                   -------------    ------------    ------------

Balance at June 30, 1996        $  2,081,073      $  416,075      $  2,497,148
                                   -------------    ------------    ------------
                                   -------------    ------------    ------------












                 See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                               STATEMENT OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                  For the six      For the six
                                                  months ended     months ended
                                                 June 30, 1996     June 30, 1995
                                                ---------------   --------------
Cash flows from operating activities:
 Net loss                                    $    (1,253,613)    $    (637,093)
 Adjustments to reconcile net loss to net cash provided by operating activities:

   Amortization of security alarm
    monitoring contracts                           5,202,481         4,826,874
   Amortization of debt issuance costs               521,458           692,084
   Bad debt expense                                  357,862           414,011

Changes in assets and liabilities:
  Decrease (increase) in monitoring revenue
   and interest receivables                          252,597          (372,922)
  Decrease in monitoring fees payable to
   Westinghouse                                     (144,215)          (63,147)
  (Decrease) increase in accounts
   payable and accrued liabilities                   (38,057)           28,801
  Decrease in due to affiliates                       (9,875)           (8,899)
  Increase (decrease) in due to Westinghouse          16,625           (83,221)
  Decrease in unearned revenue                      (155,903)          (78,879)
  Decrease in interest payable                       (59,094)          (66,503)
                                                 -------------    --------------
   Net cash provided by operating activities       4,690,266         4,651,106
                                                 -------------    --------------

Cash flows from investing activities:
    Purchase price refunds - investment in
     security alarm
     monitoring contracts                             40,426           748,228
                                                 -------------    --------------
    Net cash provided by investing activities         40,426           748,228
                                                 -------------    --------------

Cash flows from financing activities:
    Principal payments on Notes                   (5,099,149)       (5,738,472)
                                                 -------------    --------------
    Net cash used in financing activities         (5,099,149)       (5,738,472)
                                                 -------------    --------------
 Net decrease in cash and cash equivalents          (368,457)         (339,138)

Cash and cash equivalents (including
 segregated cash and cash equivalents)
 at beginning of period                           11,927,586        10,880,686
Cash and cash equivalents (including
 segregated cash and cash equivalents)
 at end of period                            $    11,559,129     $  10,541,548
                                                 -------------    --------------
                                                 -------------    --------------
Supplemental disclosure of cash flow
 information:
    Cash paid during the period for
     interest                                $     2,490,653     $   2,907,752
                                                 -------------    --------------
                                                 -------------    --------------


                 See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                          NOTES TO THE FINANCIAL STATEMENTS
                                    JUNE 30, 1996
                                     (UNAUDITED)

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

NOTE 2 - INVESTMENT IN SECURITY ALARM MONITORING CONTRACTS AND
         NOTES PAYABLE

INVESTMENT IN SECURITY ALARM MONITORING CONTRACTS in the Statement of Financial Position at June 30, 1996 includes Contracts collateralizing Series A, B, and C Notes as follows:


                                                                       Series A       Series B        Series C       Total(*)
                                                                     -----------     ----------     -----------   -----------
Investment in security alarm monitoring contracts                  $ 23,000,000    $ 8,665,057   $ 41,401,352   $ 73,066,409
Less: Purchase price refunds                                          2,274,740        890,055      2,221,003      5,385,798
      Accumulated amortization (**)                                   5,070,061      2,025,830      7,404,744     14,500,635
      Accumulated attrition (**)                                      5,515,078      1,697,514      5,127,987     12,340,579
                                                                     -----------     ----------    -----------    -----------
           Net investment                                          $ 10,140,121    $ 4,051,658   $ 26,647,618   $ 40,839,397
                                                                     -----------     ----------    -----------    -----------
                                                                     -----------     ----------    -----------    -----------


(*) Excludes 5,035 Contracts acquired from the June 30, 1993, November 30, 1993, and February 28, 1994 acquisitions which are not collateral for any series of Notes and therefore are not subject to the Indenture. Net investment in these contracts at June 30, 1996 is $2,342,590.

(**) These amounts are combined and classified as amortization in the financial statements.

INTEREST PAYABLE and NOTES PAYABLE in the Statement of Financial Position at June 30, 1996 include amounts relating to Series A, B, and C Notes as follows:

                        Series A       Series B       Series C        Total
                        --------       --------       --------        --------
Interest payable         $168,671       $67,627        $363,532       $599,830
                         --------       -------        --------       --------
                         --------       -------        --------       --------

Notes payable -
 current             $  1,250,000   $   470,891    $  2,250,000    $ 3,970,891

Notes payable -
 non-current           13,304,364     5,364,547      29,118,595     47,787,506
                       -----------     ----------    -----------    -----------
   Total              $14,554,364    $5,835,438     $31,368,595    $51,758,397
                       -----------     ----------    -----------    -----------
                       -----------     ----------    -----------    -----------

NOTE 3 - RELATED PARTIES

DUE TO AFFILIATES in the Statement of Financial Position at June 30, 1996 and December 31, 1995 includes (i) the asset management fee of $140,469 and $149,150, respectively, payable to NAFCO and (ii) the equity return fee of $54,346 and $54,346, respectively, payable to NAFCO, and (iii) general and administrative expenses of and $1,194 for 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
The Company's net loss for the six months ended June 30, 1996 is due primarily to higher amortization expense, a non-cash charge against earnings, as a result of the attrition of certain contracts during the period. Attrition, which is the loss of customers, results in decreased cash flow. In order to control the Company's exposure to attrition and the resulting loss of revenue, the Company has received from Westinghouse certain attrition guarantees. These guarantees generally provide for the replacement of Contracts, with either cash or Contracts, by Westinghouse if attrition exceeds certain levels. As of June 30, 1996, approximately 50% of the Series A Contracts and 100% of the Series B and Series C Contracts owned by the Company are covered by attrition guarantees by Westinghouse.

The Company's revenues from Contracts have been sufficient to pay the Westinghouse Basic Monitoring Fee, scheduled principal and interest on the Notes, third party operating expenses, taxes of the Company's Members (but only Member's taxes in respect of any allocations of taxable income from the Company), subordinated fees, to establish necessary reserves, if any, and to continue to make additional principal payments. The Company expects this trend to continue in 1996. Including the distribution to be paid on August 15, 1996, the Company has paid additional principal of $6,302,382, $2,294,588 and $9,902,151 to the Series A, Series B, and Series C Noteholders, respectively.

Series A and Series B Notes bear interest on the outstanding principal at a per annum floating rate of 2.50 percentage points above the minimum denomination five-year certificate of deposit average rate (the "Benchmark CD Rate"), as reported by the Bank Rate Monitor in its last report of the immediately preceding calendar quarter, but in no event less than 9% per annum or more than 11% per annum. At June 30, 1996, the Benchmark CD Rate was 5.44%. Accordingly, the outstanding principal on the Series A and Series B Notes will earn interest at 9% per annum through November 15, 1996.

The Series C Notes bear interest on the outstanding principal at a per annum rate of 9%.

Debt Service and Interest Coverage ratios are calculated based on the number of "active" accounts at the end of the period. An active account is one where the customer's alarm system is being monitored. Generally, accounts are monitored until they become 70 days delinquent. The Debt Service and Interest Coverage ratios for each Series of Notes at June 30, 1996 continue to be strong as indicated below:

                                              Series A     Series B   Series C
                                              ---------    ---------  ---------
Number of contracts collateralizing
  Notes at issuance                             33,029       11,463     52,840
                                                -------      -------    -------
                                                -------      -------    -------
Number of active accounts at 6/30/96            21,557        8,227     43,124
                                                -------      -------    -------
                                                -------      -------    -------

Debt Service Coverage (at 9%)                     1.70         1.86       2.03
                                                 ------      -------     ------
                                                 ------      -------     ------
Debt Service Coverage (at 11%)                    1.53         1.67         --
                                                 ------      -------     ------
                                                 ------      -------     ------

Interest Coverage (at 9%)                         3.38         3.61       3.72
                                                 ------      -------     ------
                                                 ------      -------     ------
Interest Coverage (at 11%)                        2.77         2.95         --
                                                 ------      -------     ------
                                                 ------      -------     ------

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

The Company does not anticipate acquiring additional Contracts. As of June 30, 1996, the Company had no capital commitments.

Should Westinghouse become unable to perform any of its contractual obligations with respect to the Company in the future, there can be no assurance that any third parties will be available or, even if available, that agreements could be reached with such third parties for comparable services and at comparable cost. Such a situation could materially adversely impact the Company.


RESULTS OF OPERATIONS
For the three and six months ended June 30, 1996 and 1995, SAMCO derived 98% of its income from monitoring revenues and the balance from interest income on short term investments.

The decrease in the Company's monitoring revenues for the three and six months ending June 30, 1996 compared to the corresponding periods in 1995 is due to attrition of contracts during 1995 and the first six months of 1996. During the first and second quarters of 1995, the Series C contracts were covered under the Westinghouse guarantees of 0% attrition. These guarantees expired in 1995, and subsequent attrition of Series C Contracts resulted in an increase in Contract amortization expense. Monitoring fee expense has decreased with the decrease in monitoring revenue. Interest expense has decreased as the Company continues to pay down scheduled and additional principal. The bad debt expense of $146,605 and $130,627 for the three months ended June 30, 1996 and 1995, respectively, and the bad debt expense of $357,862 and $414,011 for the six months ended June 30, 1996 and 1995, respectively, on the Company's Statement of Operations represents actual revenue loss on attrited Contracts and the potential revenue loss on Contracts with balances greater than 90 days past due as of quarter end.

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

                              PART II. OTHER INFORMATION



                                         None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on
August 13, 1996.


                                    NYLIFE Structured Asset Management
                                    Company Ltd.






                                             /s/ Kevin M. Micucci
                                             --------------------
                                        By:  Kevin M. Micucci
                                             Manager and President
                                             (Principal Executive, Financial
                                             and Accounting Officer)