Form 10-Q
period 1996-09-30
NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD
filed 1996-11-12
CIK 880866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               --------------------------

Commission file number 33-43870
                       --------


                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
             ------------------------------------------------------
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

                 NYLIFE Structured Asset Management Company Ltd.



                                      INDEX
                                                                        Page No.
                                                                        --------
Part I -  Financial Information (Unaudited)

Item 1.   Financial Statements

          Statement of Financial Position as of
          September 30, 1996, and December 31, 1995                         3

          Statement of Operations and (Accumulated
          Deficit) Retained Earnings for the Three and
          Nine Months Ended September 30, 1996, and 1995                    4

          Statement of Changes in Members' Capital for
          the Nine Months Ended September 30, 1996 and
          the Year Ended December 31, 1995                                  5

          Statement of Cash Flows for the Nine
          Months Ended September 30, 1996 and 1995                          6

          Notes to the Financial Statements                                 7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     9

Part II - Other Information                                                12

          Signatures                                                       13

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                         STATEMENT OF FINANCIAL POSITION

                                     ASSETS

                                                                                     September 30,    December 31,
                                                                                         1996             1995
                                                                                     -------------    ------------
CURRENT ASSETS                                                                        (Unaudited)

  Cash and cash equivalents                                                          $  6,959,027     $  6,527,623
  Segregated cash and cash equivalents                                                  4,474,291        5,399,963
  Monitoring revenue and interest receivables
   (net of allowance of $973,638 and $777,516, respectively)                            2,011,572        2,760,630
  Due from Westinghouse                                                                    37,919             -
                                                                                     ------------     ------------

    Total current assets                                                               13,482,809       14,688,216
                                                                                     ------------     ------------

  Investment in security alarm monitoring contracts (Note 2)
   (net of accumulated amortization of $30,555,652 and $22,965,463, respectively)      40,794,279       48,424,894
  Debt issuance costs paid to affiliates
   (net of accumulated amortization of $4,414,956 and $3,572,284, respectively)         1,938,470        2,781,142
                                                                                     ------------     ------------

    Total assets                                                                     $ 56,215,558     $ 65,894,252
                                                                                     ------------     ------------
                                                                                     ------------     ------------

                          LIABILITIES AND MEMBERS' CAPITAL
CURRENT LIABILITIES

  Monitoring fees payable to Westinghouse                                            $    735,100     $    943,869
  Accounts payable and accrued liabilities                                                307,727          334,493
  Due to affiliates (Note 3)                                                              191,252          204,690
  Due to Westinghouse                                                                        -              14,351
  Unearned revenue                                                                      2,880,377        3,129,618
  Interest payable (Note 2)                                                               575,027          658,924
  Notes payable (Note 2)                                                                3,970,891        3,970,891
                                                                                     ------------     ------------

    Total current liabilities                                                           8,660,374        9,256,836
                                                                                     ------------     ------------

  Notes payable (Note 2)                                                               45,667,302       52,886,655
                                                                                     ------------     ------------

      Total liabilities                                                                54,327,676       62,143,491
                                                                                     ------------     ------------

MEMBERS' CAPITAL

  Contributed capital                                                                   6,000,000        6,000,000
  Distributions to members                                                               (632,753)        (632,753)
  Accumulated deficit                                                                  (3,479,365)      (1,616,486)
                                                                                     ------------     ------------

      Total members' capital                                                            1,887,882        3,750,761
                                                                                     ------------     ------------

      Total liabilities and members' capital                                         $ 56,215,558     $ 65,894,252
                                                                                     ------------     ------------
                                                                                     ------------     ------------

               See accompanying notes to the financial statements.

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
       STATEMENT OF OPERATIONS AND (ACCUMULATED DEFICIT) RETAINED EARNINGS


                                             For the Three Months Ended       For the Nine Months Ended
                                            September 30,   September 30,   September 30,   September 30,
                                                1996            1995            1996            1995
                                            -------------   -------------   -------------   -------------
INCOME                                       (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
  Monitoring revenue                        $   5,616,713   $   6,223,803   $  17,365,133   $  19,095,402
  Interest                                         95,763         103,057         294,055         321,808
                                            -------------   -------------   -------------   -------------

      Total income                              5,712,476       6,326,860      17,659,188      19,417,210

EXPENSES

  Monitoring fees                               1,901,024       2,269,206       5,887,721       6,453,320
  Interest expense                              1,149,338       1,355,738       3,580,896       4,196,986
  General and administrative                      114,641          99,871         277,557         295,614
  Consulting fees                                  71,354          71,354         214,062         214,062
  Asset management fee to affiliate               136,905         154,647         422,857         476,615
  Equity return fee to affiliate                   54,346          54,346         163,039         163,039
  Bad debt expense                                185,212         243,336         543,074         657,347
  Amortization of security alarm
   monitoring contracts                         2,387,708       3,096,399       7,590,189       7,923,273
  Amortization of debt issuance costs             321,214         337,350         842,672       1,029,434
                                            -------------   -------------   -------------   -------------

    Total expenses                              6,321,742       7,682,247      19,522,067      21,409,690
                                            -------------   -------------   -------------   -------------

  Net loss                                       (609,266)     (1,355,387)     (1,862,879)     (1,992,480)

  (Accumulated deficit) retained earnings
   at beginning of period                      (2,870,099)       (129,830)     (1,616,486)        507,263
                                            -------------   -------------   -------------   -------------

  (Accumulated deficit) at end of period    $  (3,479,365)  $  (1,485,217)  $  (3,479,365)  $  (1,485,217)
                                            -------------   -------------   -------------   -------------
                                            -------------   -------------   -------------   -------------

               See accompanying notes to the financial statements.

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL
                      FOR THE YEAR ENDED DECEMBER 31, 1995,
                AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)


                                      NYLIFE         NYLIFE         Total
                                       SFD         Depositary      Members'
                                   Holding Inc.       Corp.        Capital
                                   ------------    ----------      --------

Balance at January 1, 1995           4,895,429         979,081      5,874,510

Net loss                            (1,769,720)       (354,029)    (2,123,749)
                                   -----------     -----------    -----------

Balance at December 31, 1995         3,125,709         625,052      3,750,761

Net loss                            (1,552,337)       (310,542)    (1,862,879)
                                   -----------     -----------    -----------

Balance at September 30, 1996      $ 1,573,372     $   314,510    $ 1,887,882
                                   -----------     -----------    -----------
                                   -----------     -----------    -----------

               See accompanying notes to the financial statements.

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                            For the nine         For the nine
                                                                            months ended         months ended
                                                                         September 30, 1996   September 30, 1995
                                                                         ------------------   ------------------
Cash flows from operating activities:                                       (Unaudited)          (Unaudited)
 Net loss                                                                  $  (1,862,879)       $  (1,992,480)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:

   Amortization of security alarm monitoring contracts                         7,590,189            7,923,273
   Amortization of debt issuance costs                                           842,672            1,029,434
   Bad debt expense                                                              543,074              657,347

Changes in assets and liabilities:
  Decrease (increase) in monitoring revenue and interest receivables             205,984             (557,854)
  Increase in due from Westinghouse                                              (37,919)                -
  (Decrease) increase in monitoring fees payable to Westinghouse                (208,769)             190,687
  (Decrease) increase in accounts payable and accrued liabilities                (26,766)              46,228
  Decrease in due to affiliates                                                  (13,438)             (13,169)
  Decrease in due to Westinghouse                                                (14,351)             (86,346)
  Decrease in unearned revenue                                                  (249,241)            (216,876)
  Decrease in interest payable                                                   (83,897)             (86,797)
                                                                           -------------        -------------
   Net cash provided by operating activities                                   6,684,659            6,893,447
                                                                           -------------        -------------

Cash flows from investing activities:
  Purchase price refunds - investment in security alarm
   monitoring contracts                                                           40,426              752,501
                                                                           -------------        -------------
  Net cash provided by investing activities                                       40,426              752,501
                                                                           -------------        -------------

Cash flows from financing activities:
  Principal payments on Notes                                                 (7,219,353)          (7,489,568)
                                                                           -------------        -------------
  Net cash used in financing activities                                       (7,219,353)          (7,489,568)
                                                                           -------------        -------------
Net (decrease) increase in cash and cash equivalents                            (494,268)             156,380

Cash and cash equivalents (including segregated cash and
 cash equivalents) at beginning of period                                     11,927,586           10,880,686
                                                                           -------------        -------------
Cash and cash equivalents (including segregated cash and
 cash equivalents) at end of period                                        $  11,433,318        $  11,037,066
                                                                           -------------        -------------
                                                                           -------------        -------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                 $   3,616,697        $   4,283,783
                                                                           -------------        -------------
                                                                           -------------        -------------

               See accompanying notes to the financial statements.

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION

NYLIFE Structured Asset Management Company Ltd. (the "Company" or "SAMCO") is a limited liability company formed under the laws of the State of Texas on October 18, 1991. The entity offers its equity investors limited liability protection while providing them with flow through tax treatment.

SAMCO has two members. The principal member is NYLIFE Holding Inc. (formerly NAFCO Inc. "SFD Holding"). The other member is NYLIFE Depositary Corporation ("NDC"). Both members are Delaware corporations and wholly owned subsidiaries of NYLIFE Inc. (a direct wholly owned subsidiary of New York Life Insurance Company, "New York Life"). Certain directors and officers of SFD Holding have been designated as managers of SAMCO. A manager is similar to a director of a corporation, and may designate one or more persons as officers of the limited liability company.

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

NOTE 2 - INVESTMENT IN SECURITY ALARM MONITORING CONTRACTS AND NOTES PAYABLE

INVESTMENT IN SECURITY ALARM MONITORING CONTRACTS in the Statement of Financial Position at September 30, 1996 includes Contracts collateralizing Series A, B, and C Notes as follows:

                                                       Series A      Series B      Series C      Total(*)
                                                       --------      --------      --------      --------
Investment in security alarm monitoring contracts    $23,000,000    $8,665,057   $41,401,352   $73,066,409
Less: Purchase price refunds                           2,274,740       890,055     2,221,003     5,385,798
      Accumulated amortization (**)                    5,278,135     2,130,948     7,856,557    15,265,640
      Accumulated attrition (**)                       5,822,293     1,758,208     6,270,556    13,851,057
                                                     -----------    ----------   -----------   -----------
       Net investment                                $ 9,624,832    $3,885,846   $25,053,236   $38,563,914
                                                     -----------    ----------   -----------   -----------
                                                     -----------    ----------   -----------   -----------

(*) Excludes 5,035 Contracts acquired from the June 30, 1993, November 30, 1993, and February 28, 1994 acquisitions which are NOT collateral for any series of Notes and therefore are not subject to the Indenture. Net investment in these contracts at September 30, 1996 is $2,230,365.

(**) These amounts are combined and classified as amortization in the financial statements.

INTEREST PAYABLE and NOTES PAYABLE in the Statement of Financial Position at September 30, 1996 include amounts relating to Series A, B, and C Notes as follows:

                                                       Series A      Series B      Series C       Total
                                                       --------      --------      --------       -----
Interest payable                                     $   162,364   $    64,584   $   348,079   $   575,027
                                                     -----------   -----------   -----------   -----------
                                                     -----------   -----------   -----------   -----------
Notes payable - current                              $ 1,250,000   $   470,891   $ 2,250,000   $ 3,970,891
Notes payable - non-current                           12,760,113     5,121,944    27,785,245    45,667,302
                                                     -----------   -----------   -----------   -----------
   Total                                             $14,010,113   $ 5,592,835   $30,035,245   $49,638,193
                                                     -----------   -----------   -----------   -----------
                                                     -----------   -----------   -----------   -----------

NOTE 3 - RELATED PARTIES

DUE TO AFFILIATES in the Statement of Financial Position at September 30, 1996 and December 31, 1995 includes (i) the asset management fee of $136,906 and $149,150, respectively, payable to SFD Holding and (ii) the equity return fee of $54,346 and $54,346, respectively, payable to SFD Holding, and (iii) general and administrative expenses of and $1,194 for 1995.

NOTE 4 - SUBSEQUENT EVENTS

It was reported in the November 12, 1996 edition of the Wall Street Journal that Westinghouse Electric Company ("Westinghouse") intends to spin off its industrial operation into a new company. With regards to Westinghouse's industrial business unit, the report said "one old-line business unit, a hodgepodge that includes a burglar alarm business, is expected to be sold off before the end of the year." The Company is in the process of evaluating this information and its effects on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities for the nine months ended
September 30, 1996 decreased $208,788 to $6,684,659 from the corresponding 1995 period. This decrease resulted from the attrition of contracts during the period subsequent to September 30, 1995.

The Company's revenues from Contracts have been sufficient to pay the Westinghouse Basic Monitoring Fee, scheduled principal and interest on the Notes, third party operating expenses, taxes of the Company's Members (but only Member's taxes in respect of any allocations of taxable income from the Company), subordinated fees, to establish necessary reserves, if any, and to continue to make additional principal payments. The Company expects this trend to continue in 1997. Including the distribution to be paid on November 15, 1996, the Company has paid additional principal of $6,493,133, $2,409,957 and $10,529,101 to the Series A, Series B, and Series C Noteholders, respectively.

Series A and Series B Notes bear interest on the outstanding principal at a per annum floating rate of 2.50 percentage points above the minimum denomination five-year certificate of deposit average rate (the "Benchmark CD Rate"), as reported by the Bank Rate Monitor in its last report of the immediately preceding calendar quarter, but in no event less than 9% per annum or more than 11% per annum. At September 30, 1996, the Benchmark CD Rate was 5.6%. Accordingly, the outstanding principal on the Series A and Series B Notes will earn interest at 9% per annum through February 15, 1997.

The Series C Notes bear interest on the outstanding principal at a per annum rate of 9%.

Debt Service and Interest Coverage ratios are calculated based on the number of "active" accounts at the end of the period. An active account is one where the customer's alarm system is being monitored. Generally, accounts are monitored until they become 70 days delinquent. The Debt Service and Interest Coverage ratios for each Series of Notes at September 30, 1996 continue to be strong as indicated below:

                                            Series A     Series B     Series C
                                            --------     --------     --------
Number of contracts collateralizing
 Notes at issuance                           33,029       11,463       52,840
                                             ------       ------       ------
                                             ------       ------       ------
Number of active accounts at 9/30/96         21,121        8,014       41,580
                                             ------       ------       ------
                                             ------       ------       ------

Debt Service Coverage (at 9%)                  1.68         1.83         1.97
                                             ------       ------       ------
                                             ------       ------       ------
Debt Service Coverage (at 11%)                 1.52         1.65           --
                                             ------       ------       ------
                                             ------       ------       ------

Interest Coverage (at 9%)                      3.41         3.63         3.67
                                             ------       ------       ------
                                             ------       ------       ------
Interest Coverage (at 11%)                     2.79         2.97           --
                                             ------       ------       ------
                                             ------       ------       ------

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

The Company does not anticipate acquiring additional Contracts. As of September 30, 1996, the Company had no capital commitments.

Should Westinghouse become unable to perform any of its contractual obligations with respect to the Company in the future, there can be no assurance that any third parties will be available or, even if available, that agreements could be reached with such third parties for comparable services and at comparable cost. Such a situation could materially adversely impact the Company.

RESULTS OF OPERATIONS
The Company's net loss for the nine months ended September 30, 1996 is due primarily to high amortization expense, a non-cash charge against earnings, as a result of the attrition of certain contracts during the period. Attrition, which is the loss of customers, results in decreased cash flow. In order to control the Company's exposure to attrition and the resulting loss of revenue, the Company has received from Westinghouse certain attrition guarantees. These guarantees generally provide for the replacement of Contracts, with either cash or Contracts, by Westinghouse if attrition exceeds certain levels. As of September 30, 1996, approximately 50% of the Series A Contracts and 100% of the Series B and Series C Contracts owned by the Company are covered by attrition guarantees by Westinghouse.

For the three and nine months ended September 30, 1996 and 1995, SAMCO derived 98% of its income from monitoring revenues and the balance from interest income on short term investments.

The decrease in the Company's monitoring revenues for the three and nine months ending September 30, 1996 compared to the corresponding periods in 1995 is due to attrition of contracts during 1995 and the first nine months of 1996. During the first and second quarters of 1995, the Series C contracts were covered under the Westinghouse guarantees of 0% attrition. These guarantees expired in 1995, and subsequent attrition of Series C Contracts resulted in an increase in Contract amortization expense. Monitoring fee expense has decreased with the decrease in monitoring revenue. Interest expense has decreased as the Company continues to pay down scheduled and additional principal. The bad debt expense of $185,212 and $243,336 for the three months ended September 30, 1996 and 1995, respectively, and the bad debt expense of $543,074 and $657,347 for the nine months ended September 30, 1996 and 1995, respectively, on the Company's Statement of Operations represents actual revenue loss on attrited Contracts and the potential revenue loss on Contracts with balances greater than 90 days past due as of quarter end.

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

                           PART II. OTHER INFORMATION




                                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 1996.


                              NYLIFE Structured Asset Management
                              Company Ltd.






                                    /s/ Kevin M. Micucci
                                   ---------------------
                              By:  Kevin M. Micucci
                                   Manager and President
                                   (Principal Executive, Financial
                                   and Accounting Officer)