Form 10-K405
period 1996-12-31
NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD
filed 1997-03-31
CIK 880866

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 33-43870
                       --------

                 NYLIFE Structured Asset Management Company Ltd.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Texas                                    13-3641944
                     -----                                    ----------
         (State or other jurisdiction                      (I.R.S. Employer
       of incorporation or organization)                  Identification No.)

 51 Madison Avenue - Suite 1710, New York, NY                    10010
 --------------------------------------------                    -----
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 576-6456
                                                   --------------

Securities Registered Pursuant to Section 12(b) of the Act:
                         NONE

Securities Registered Pursuant to Section 12(g) of the Act:
                         NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  X   No
                                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable; see Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters.

The Exhibit Index begins on page 26.

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
PART I
Item 1.   Business                                                         3-13
Item 2.   Properties                                                         14
Item 3.   Legal Proceedings                                                  14
Item 4.   Submission of Matters to a Vote of Security Holders                14


PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                                15
Item 6.   Selected Financial Data                                         15-16
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   17-21
Item 8.   Financial Statements and Supplementary Data                        22
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                22


PART III
Item 10.  Directors and Executive Officers of the Registrant              23-24
Item 11.  Executive Compensation                                             25
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                     25
Item 13.  Certain Relationships and Related Transactions                     25


PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports             26-28
          on Form 8-K

Signatures                                                                   29


Appendix A to Annual Report on Form 10-K                             F-1 - F-15

DEFINITIONS - All capitalized terms not defined herein shall have the meanings given to them herein and in the Financial Statements attached hereto as Appendix A.

                                     PART I

ITEM 1. BUSINESS

GENERAL
NYLIFE Structured Asset Management Company Ltd. (the "Company" or "SAMCO") is a limited liability company formed under the laws of the State of Texas on October 18, 1991. The entity offers its equity investors limited liability protection while providing them with flow through tax treatment.

SAMCO has two members. The principal member is NYLIFE SFD Holding Inc. ("SFD Holding", formerly NAFCO Inc.) . The other member is NYLIFE Depositary Corporation ("NDC"). Both members are Delaware corporations and indirect wholly-owned subsidiaries of New York Life Insurance Company ("New York Life"). Certain directors and officers of SFD Holding have been designated as managers of SAMCO. A manager is similar to a director of a corporation, and the managers may designate one or more persons as officers of the limited liability company.

SFD Holding and NDC (collectively, the "Members") have purchased membership interests of 83.33% and 16.67%, respectively. In 1992, SFD Holding made an initial capital contribution to SAMCO of 500 shares of $1 par value, nonvoting, nonconvertible, 24.39% cumulative preferred stock of NYLIFE Bridge Investor Inc. ("NBII," like SAMCO, a subsidiary of SFD Holding). The preferred stock was originally recorded by SAMCO at $5,000,000 which represented SFD Holding's recorded carrying value for the preferred stock. NBII was liquidated and the original investment in preferred stock and accumulated dividends were paid to SAMCO during 1993. On January 15, 1992, NDC made an initial capital contribution of $1,000,000 in cash. SAMCO had no operations prior to that date.

SAMCO has issued three series of secured five-year notes (the "Notes"), at both floating (Series A and Series B) and fixed (Series C) rates, the net proceeds of which were used to finance the acquisition of security alarm monitoring contracts (the "Contracts"). The Contracts acquired consist of the obligations and payment rights with respect to monitoring services, and in certain instances repair and maintenance services, for security alarm systems in residential homes and light commercial businesses.

Security monitoring is the process of notifying designated parties (either individuals or public authorities) if an unauthorized entry, fire, medical or other emergency signal from a customer alarm system is received at a central monitoring station. The Company is engaged in the residential and light commercial security alarm monitoring segment of the security alarm industry.

THE SECURITY ALARM INDUSTRY
The security alarm industry can be classified in four segments, each of which serves both residential and commercial markets: (i) manufacturers of alarm system components; (ii) wholesalers who distribute such components; (iii) parties that sell or lease, install and maintain security alarm systems;

and (iv) parties that monitor security alarm signals. Sales, leasing, installation, maintenance and monitoring overlap significantly. Within each geographic market, many companies sell or lease, install, maintain and monitor systems. Many of these companies are independent entities that primarily install and maintain systems. Larger local and regional full service firms and national companies with branch offices such as ADT, Alert Monitoring Companies, Brinks Home Security, Inc., and Network Security City Branches, Inc. as well as numerous regional and local security companies, also may be present in each geographic market.

Recent studies estimate that approximately 18% of the nation's homes are protected by security alarms connected to central station monitoring facilities. Most alarm dealers serve both commercial and residential markets. Larger companies have historically dominated the commercial market, while smaller companies typically concentrated on the residential market, where there has been a low economic barrier to entry and where low overhead and administrative costs of the smaller companies allow them to charge prices competitive with those charged by their larger competitors.

Dealers in the security alarm industry generally sell or lease, maintain, monitor and service alarm equipment (directly through their own facilities or indirectly through a contractual relationship with a third party) installed with their customers.

Generally, the dealer and customer enter into a monitoring agreement with respect to the security alarm system when the equipment is installed. The typical monitoring agreement provides that the dealer will monitor the system for a specified fee, payable monthly, quarterly or annually in advance, subject to change in rates at the end of the contract term. These agreements generally provide for a three-year term renewable automatically for successive one year terms unless terminated by either party by written notice within 60 days prior to the annual anniversary date.

Further, alarm equipment may be sold or leased by a dealer to its customers. A typical leasing agreement provides that title to the alarm equipment remains with the dealer and that the dealer is required to maintain the system in good working order, subject to the limitations contained in such agreement, throughout the term of the lease. The dealer generally receives a fixed leasing and maintenance fee, payable monthly, quarterly or annually in advance. The initial term of the lease is generally three to five years, automatically renewing from year to year thereafter. The dealer may increase the fee during the process of renewing the lease.

Monitoring agreements and lease agreements typically provide that the dealer is not responsible for interruption of monitoring services due to conditions or circumstances beyond its control, and include a limitation of liability provision which specifies that the dealer is not to be considered an insurer of the system and that the system or service supplied will not avert or prevent occurrences or the consequences therefrom which the system or service is designed to detect. Generally, these clauses typically specify that the dealer's liability is limited to an amount equal to a percentage of the annual service charge or a fixed dollar amount, whichever is greater, in the event of a failure of the system or service.

A customer Contract in the security alarm industry may include obligations for the sale or lease of equipment, monitoring, maintenance and/or service, with a single periodic fee payable in respect of all such services.

The fee for residential and light commercial monitoring varies depending upon geographic location, sophistication of the security alarm system, the monitoring equipment used and type of customer Contracts.

THE COMPANY'S CONTRACT ACQUISITIONS
During 1992, 1993, and 1994, SAMCO utilized the proceeds of short-term borrowings from SFD Holding, its primary Member, to acquire Contracts pending the sale to investors of its Notes. Each Contract acquired (i) includes the obligation to provide central station monitoring for the customer in consideration for the customer's payment of a periodic monitoring fee, (ii) may include, and convey title to the Company of, ownership of the monitoring equipment installed at the customer's residence or place of business, and (iii) may also include an obligation to provide, and the right to receive revenues for, servicing of equipment.

The Company has not acquired equity interests in security alarm monitoring or installation companies; but rather, has acquired Contracts owned or generated by such companies. The Company does not engage in unrelated businesses.

Contracts were purchased at a price multiple of the periodic cash flow they generate. The Company believes that current industry acquisition prices may vary widely because such prices are a function of (among other things): (i) supply and demand at the time of the acquisition; (ii) the particular circumstances of each seller, including its attrition history; (iii) various factors relating to the Contracts, including whether or not monitoring can easily be converted to the acquirer's central monitoring station facilities and whether a large or small group of homogeneous Contracts is involved; (iv) the number of Contracts to be acquired; (v) the specific terms of the acquisition, including the levels of seller guarantees and cash hold-backs; and (vi) the results of arm's length negotiations. Generally, a seller of Contracts will agree for a predetermined period of time to replace Contracts as to which attrition has occurred with performing Contracts and/or agree to reimburse the buyer for Contracts as to which attrition has occurred.

Westinghouse Electric Corporation ("Westinghouse"), in performing Contract acquisition services for the Company, pursuant to an operational services agreement (the "Operational Services Agreement") referred to below, identified for acquisition Contracts owned by Westinghouse, whether internally generated or acquired from unaffiliated third parties. In evaluating its acquisitions, the Company, with the assistance of Coopers & Lybrand L.L.P. and other of its industry consultants, reviewed each proposed acquisition in light of the factors summarized in the preceding paragraph and other information available to it at such time.

Westinghouse was reimbursed at the time of acquisition of Contracts for its direct costs incurred in performing Contract acquisition services (including any necessary conversion activities), including the regular salaries and reasonable benefit costs of Westinghouse employees who performed such acquisition services.

Pursuant to the Operational Services Agreement, Westinghouse and the Company agreed to an Exclusivity Period (the "Exclusivity Period") during which (i) Westinghouse would not acquire Contracts for any entity other than the Company, and (ii) the Company had a right of first refusal to acquire Contracts offered for sale by third parties. Such Exclusivity Period ended on April 10, 1994.

The Company does not intend to purchase additional Contracts in the future.

SALE OF SECURITY ALARM BUSINESS BY WESTINGHOUSE
On December 30, 1996, Westinghouse sold its security alarm business to WestSec, Inc. ("WestSec"), a subsidiary of Western Resources, Inc. In connection with the sale, Westinghouse assigned all of its rights, title and interest under the Operational Services Agreement to WestSec, and WestSec assumed all of Westinghouse's liabilities and obligations under the Operational Services Agreement. In conjunction with Westinghouse's sale and assignment and WestSec's assumption of obligations, the Company, Westinghouse, WestSec and Westar Capital, Inc. an affiliate of WestSec ("Westar"), entered into a Consent, Assignment, Assumption, and Modification Agreement ("the Consent Agreement").

Pursuant to the Consent Agreement, Westar has guaranteed all obligations and liabilities of WestSec under the Operational Services Agreement and various related agreements (collectively the "OSA Agreements"), Westinghouse has agreed to remain liable under certain specified obligations in the OSA Agreements, and Westar is required to furnish to the Company, no later than March 31, 1997, an irrevocable letter of credit to secure certain obligations of Westar, WestSec and Westinghouse under the OSA Agreements.

WestSec has agreed to purchase the Contracts securing each series of Notes at a price intended to provide for sufficient funds to repay in full the principal of and accrued and unpaid interest on the Notes upon the stated maturity of the Notes. To the extent that such purchase price is less than the amount of the required funds, Westinghouse has agreed, subject to certain conditions, to pay the difference to the Company. In addition, Westinghouse has agreed to provide certain other indemnities to the Company (see Item 7 - Management's Discussion and Analysis - Contract Repurchase - Series A, Series B, and
Series C Notes).

Due to such sale, all references in this Form 10-K to "the Servicer" shall mean Westinghouse with regard to all time periods prior to December 31, 1996 and WestSec with regard to all time periods thereafter.

CONTRACT MONITORING SERVICES Pursuant to the Operational Services Agreement, the Servicer's alarm monitoring responsibilities with respect to Contracts acquired by the Company include (i) operating and maintaining in good working condition all equipment owned by it and associated with its Central Monitoring Station facilities; (ii) performing such tests as are necessary to ensure that all such equipment is capable and properly configured to receive accurately all signals emitted from customers' alarm systems; (iii) undertaking to ensure that all customers' alarm systems remain properly connected to the Servicer's Central Monitoring Station facilities; (iv) maintaining or causing to be maintained adequate skilled staff at its Central Monitoring Station facilities 24 hours per day, 7 days per week, without interruption; (v) monitoring all incoming signals 24 hours per day, 7 days per week, without interruption (other than interruptions, in the case of the activities referred to in clause (iv) above and this clause (v), caused by any event outside of the direct control of the Servicer and which could not have been avoided or mitigated by the exercise of due care by the Servicer); (vi) verifying and responding to all incoming security alarm system signals promptly, diligently and appropriately at all times, reasonably ensuring that the parties designated by the subject customer (either individuals or public authorities) are notified; (vii) conducting follow-up investigations where appropriate of all security alarm signals received at the Servicer's Central Monitoring Station facilities from customer's alarm systems; (viii) cooperating with customers to reduce the incidence of false alarms; and (ix) taking any other appropriate action required or contemplated in customers' Contracts in response to all signals received at the Servicer's Central Monitoring Station facilities.

In June 1995, Westinghouse's Central Monitoring Station facility was relocated from Las Colinas to Irving, both suburbs of Dallas, Texas (the "Irving Central Monitoring Station"). The Irving Central Monitoring Station, constructed for Westinghouse Security Systems ("WSS"), is one of the largest 24-hour central monitoring station facilities in the industry and has the capacity to monitor up to 550,000 security alarm system customers. The Irving Central Monitoring Station monitors over 320,000 customer accounts in 44 states in the continental United States. The Irving Central Monitoring Station was acquired by WestSec as part of the purchase of the security alarm business from Westinghouse.

The Irving Central Monitoring Station is a specialized center which is staffed by trained professional operators, 24 hours a day, 7 days a week. The operators use computers, controlled by specially written computer programs, to assist them in identifying and reporting alarm signals. If a customer's alarm system is activated and an individual zone, such as an alarmed door or window or a heat sensor, senses an intrusion or a fire, the alarm system automatically signals the Irving Central Monitoring Station. The nature of the occurrence and a summary of the customer's account data, including the phone numbers of the customer's designated contact parties, which includes local police, fire and emergency units, are indicated on a computer screen. The operator will normally use his/her computer to phone the customer for a pass code in order to detect false alarms. If no one is home, the operator promptly contacts the parties designated in the customer's service file. If an incorrect pass code is received, the operator promptly dispatches the appropriate emergency service unit such as the police or fire department. A report of the date and time of the signal, a description of the nature of the occurrence and of the actions taken by the operators (including phone numbers called) is recorded and retained at the Irving Central Monitoring Station for a period of time.

In addition to the Irving Central Monitoring Station, WSS has independently developed and brought on line a physically remote backup monitoring station (the "Backup Monitoring Station"), which is interconnected with the automation systems at the Irving Central Monitoring Station, to provide near real time data base synchronization. The Backup Monitoring Station is tied to the AT&T network via special connections to the Fort Worth long distance facility, and provides transparent connectivity and uninterrupted service to customers when the site is activated either during an exercise or in a real emergency.

Underwriters Laboratories Inc. ("UL"), an independent, not-for-profit testing organization, has established a certification program for central monitoring station facilities (the "Certification Program"). Central monitoring station facilities which are certified under such Certification Program are periodically checked by UL inspection personnel to provide an on-going confirmation of the facilities' certification. The inspection procedures include a review of the facility and its operating practices. The Irving Central Monitoring Station received approval for UL Listing on June 8, 1992. In addition, on March 7, 1994, the Irving Central Monitoring Station received certification from UL for the monitoring of residential fire systems.

The Servicer also provides general and administrative services pursuant to the Operational Services Agreement. These services include: (i) billing each customer in accordance with the terms of such customer's Contract, instructing that payment by the customer be delivered to an address which is a lock box account controlled by the Company; (ii) collecting past due amounts from customers in accordance with procedures established by the Company and the Servicer; (iii) responding promptly to customers' inquiries pertaining to services provided to them pursuant to their Contracts or otherwise provided to them by the Servicer under the Operational Services Agreement; (iv) obtaining and maintaining all licenses, permits and other governmental authorizations and approvals required for the performance by the Servicer of its activities under the Operational Services Agreement; (v) processing new Contracts and endeavoring to renew existing Contracts; (vi) maintaining current records for each customer; and (vii) performing general office and clerical services in connection with the foregoing activities.

If the Servicer decides to discontinue its residential and commercial security monitoring business, the Servicer may terminate the Operational Services Agreement at any time upon twelve-months prior written notice to the Company. At any time subsequent to the notice, the Company may terminate the Operational Services Agreement and enter into arrangements for the monitoring of the customers' alarm systems with other companies selected by the Company. The Servicer is obligated to cooperate fully with the orderly transfer of responsibilities (including the transfer of all information relating to customers of, and Contracts owned by, the Company) from the Servicer to such third parties and to pay all costs and expenses incurred by the Company in connection with such transfer. There can be no assurance that any such third parties will be available or, even if available, that such agreements can be reached for comparable services and at comparable cost.

OPERATIONAL SERVICES AGREEMENT
The Operational Services Agreement, unless sooner terminated pursuant to the provisions thereof, expires five years from April 10, 1994, the date of the expiration of the Exclusivity Period.

The Company pays to the Servicer a fee equal in amount to 35% of the aggregate fees payable under the Contracts and received in good funds in the subject month from customers for the monitoring services performed by the Servicer (aggregate monitoring revenues or "AMR"). Of the monitoring fee payable to the Servicer, 25% of the AMR for the subject month (whether the particular customer pays monthly, quarterly or, in some instances, annually) is immediately due and payable to the Servicer on the 14th day of the following month (the "Servicer Basic Monitoring Fee") and 10% of the AMR for such month is subordinate in right of payment to all quarterly payments of scheduled principal and interest on the Notes due in the calendar quarter during which such subordinated monitoring fee is due, and to all payments of principal and interest on the Notes which are past due, if any (the "Servicer Subordinated Monitoring Fee"). Subject to the preceding sentence, the Servicer Subordinated Monitoring Fee is payable on the 16th day of the first month after the quarter in which such fee was collected and will accrue without interest.

The Operational Services Agreement provides that the Servicer shall perform all of its obligations thereunder at the same high professional standard which it brings to all of its business endeavors and completely and totally in keeping with the highest moral and ethical standards, and will deal with the Company fairly, honestly, and in good faith. The Operational Services Agreement also provides that the Servicer will indemnify and hold harmless the Company and any of its Managers, officers, Members, employees or Affiliates from and against any losses or expenses resulting from the failure of the Servicer to perform or otherwise fulfill or comply with any of its agreements or undertakings thereunder.

In the event that the Debt Service Coverage Ratio with respect to any series of Notes for any year commencing on December 31 of the year in which such series of Notes was issued, or any anniversary of such December 31 with respect to such series of Notes (i) is less than 1.60 to 1.00, and (ii) with respect to each year commencing after December 31 of the year in which such series of Notes was issued, has decreased by 5% or more compared to the initial year's Debt Service Coverage Ratio, and as a result thereof, the Company elects to prepay the Notes of such series, and, in connection therewith, the Contracts which are the Collateral for such series of Notes are sold, then, with respect to such Contracts, the obligations of each of the Company and the Servicer under the Operational Services Agreement will cease. If the Debt Service Coverage Ratio for all series of Notes for any year ending December 31 fails to meet the tests described in clauses (i) and
(ii) above, then the Company may, at its option, terminate the Operational Services Agreement and arrange for monitoring services by someone other than the then current Servicer.

COMPETITION
The security alarm business is highly competitive and includes large national and regional companies, as well as smaller local dealers/installers.
Competition is based on the cost of providing a given service and the quality of the service. During recent years, consolidation has begun to occur in the industry, partially as a result of companies realizing that monitoring costs are relatively fixed and profits can be increased directly by increasing the number of Contracts monitored. The Company anticipates that this industry consolidation will continue. The Company's competitors include national companies that are currently, or may become, vertically integrated to the point of generating their own Contracts by selling the installation of security alarm systems. In many instances, these larger companies install alarm systems at a loss in order to obtain multi-year monitoring Contracts that permit such companies to recover this installation investment through the monitoring revenues received. In recent years, certain of the competitors have experienced financial difficulty and have filed for protection under federal bankruptcy laws.

REGULATION
Various state and local authorities regulate the performance of monitoring services. Certain localities in which Contract customers may be located may have laws or ordinances imposing penalties for false alarms with respect to which police or fire personnel are summoned to such customer's home or business. Some of these local ordinances may impose fines on the monitoring company rather than on the customer. Similarly, many localities have ordinances requiring licensing of security alarm monitoring companies. These ordinances may impose licensing fees. Under the Operational Services Agreement, the Servicer is required to obtain and maintain all licenses and permits required in connection with its performance thereunder of the monitoring services and customer servicing obligations, except where the failure to obtain and maintain any such licenses and permits does not have a material adverse effect on the business of the Company.

CUSTOMER SERVICING
Under the Operational Services Agreement, the Servicer is required to provide or cause to be provided, to the extent requested by any customer or required by any such customer's Contract, all activities necessary or, in the good faith judgment of the Servicer, desirable to repair and/or maintain in good working order the security alarm system located on such customer's premises. The Servicer's servicing obligations include, among other things, promptly responding to requests by, and scheduling service calls for, any customer for repair and maintenance of such customer's security alarm system, and establishing repair and maintenance capabilities necessary to service each customer's security alarm system.

Certain Contracts acquired by the Company include only an obligation to monitor, while other Contracts include both monitoring and servicing obligations. With respect to any Contract that does not include a servicing obligation, the Servicer is required, pursuant to the Operational Services Agreement, to provide, for a fee payable directly to the Servicer and at the customer's request, servicing of such customer's security alarm system. Contracts which include a servicing obligation either (a) distinguish that portion of the aggregate periodic fee attributable to monitoring from that portion attributable to servicing or (b) do not distinguish any portion of the aggregate periodic fee as attributable to a particular service.

Under the Operational Services Agreement (a) to the extent that any Contracts distinguish a portion of the aggregate periodic payments by the customers as attributable to servicing and the Company paid a purchase price for such Contracts based on a multiple of the aggregate periodic payments thereunder, or (b) to the extent that any Contracts do not distinguish any portion of the aggregate periodic payments as attributable to a particular service, the Servicer is not entitled to receive any payment for performing servicing obligations under such Contracts, and the entire periodic payments thereunder are deemed attributable to monitoring. To the extent that any Contracts distinguish a portion of the aggregate periodic payments as attributable to servicing and the Company paid a purchase price for such Contracts based on a multiple of only that portion of the aggregate periodic payment attributable to monitoring, the Servicer is entitled, under the Operational Service Agreement, to receive the full amount of the portion of the aggregate periodic payment attributable to servicing.

EMPLOYEES
The Company does not have any full-time employees.

CONTRACTS OWNED BY THE COMPANY
During the years ended December 31, 1994, 1993, and 1992, the Company had acquired an aggregate of 101,672 Contracts for an aggregate purchase price of $76,947,795 with a recurring annual revenue of $30,550,214. There have been no additional Contract acquisitions since 1994, other than the replacement of Contracts pursuant to the terms of the purchase agreements for the original Contracts. The majority of the Contracts are located in California, Florida, Georgia, Tennessee and Texas. The functional breakdown of the Contracts is approximately 93% residential and 7% light commercial.

ATTRITION EXPERIENCE
Attrition of Contracts is the loss of customers, which results in decreased cash flow. There are two major components resulting in attrition: (i) customers who fail to make payments within a reasonable time for monitoring services billed; and (ii) customers who elect to terminate their monitoring services for various reasons (e.g., relocation, poor service, or contract expiration).

The tables below set forth information with respect to the experience of Westinghouse, as seller of the Contracts which have been acquired by the Company, for the periods indicated relating to attrition of its portfolio of Contracts. Westinghouse has advised the Company that during the ordinary course of business the customer collection and cancellation experience fluctuates within a range from fiscal quarter to fiscal quarter. Westinghouse believes that the respective percentages stated for delinquencies and for the cancellation rate are within this expected fluctuation experience.

                         CUSTOMER COLLECTION EXPERIENCE

Billings for Contract monitoring services
for the period April 1, 1996 to September 30, 1996: *           $14,574,953

Collection status as of December 31, 1996:

Outstanding balance for delinquent Contracts
(more than or equal to 90 days past due)                           $566,660

Delinquencies as a percentage of billings: **                           3.9%

                        CUSTOMER CANCELLATION EXPERIENCE

Period: January 1, 1996 to December 31, 1996

Customer cancellations: ***                                          19,580

Weighted average number of Contracts
in seller's portfolio during the period:                            166,822

Customer cancellation rate:                                            11.7%

* Delinquent accounts for the period prior to April 1, 1996 are included in customer cancellations in the "Customer Cancellation Experience" table, and billings from October 1 through December 31, 1996, if not paid, were not delinquent as of December 31, 1996.

** Typically, some, but not all, delinquencies become canceled accounts. See note *** below.

***  Customer cancellations include (i) cancellations due to nonpayment; and
     (ii) cancellations for reasons other than nonpayment.

A summary of accounts which attrited during 1996, 1995, and 1994 and the related replacement activity is as follows:

                                                   1996      1995      1994
                                                   ----      ----      ----
Number of attrited contracts                     10,705     8,815     7,195
Number of attrited Contracts replaced with
 Contracts (*)                                    1,655       225     1,490
Number of replacement Contracts (*)               1,509       299     1,558
Number of Contracts replaced with purchase
 price refunds                                       69     1,172     2,267

(*) The guarantees provide that attrited Contracts are to be replaced with Contracts of an equal RMR value. Therefore, the difference in the number of replacement Contracts is the result of different RMR amounts between the attrited Contracts and the replacement Contracts.

Gross attrition is calculated as a percent of Contracts originally securing the Notes. Gross attrition percentages for the Contracts collateralizing the Company's Notes are as follows:

                                                   1996      1995      1994
                                                   ----      ----      ----
Series A                                            6.6%      9.9%      7.4%
Series B                                           10.3%     11.5%      5.1%
Series C (*)                                       12.9%      7.3%     23.8%(**)

(*) Additional Series C Contracts were acquired on February 28, 1994. Includes 5,035 Contracts which are not collateral for the Series C Notes.

(**) The Company's experience has indicated that attrition rates are greatest during the initial twelve months of a customer's contract. The rate of attrition for this Series was stable over the latter half of 1994 with a slight downward trend during the fourth quarter. Attrition of contracts acquired in November 1993 and February 1994 was favorable compared to the rate experienced in the initial months for the contracts acquired in June 1993.

ATTRITION GUARANTEES - SERIES A, SERIES B AND SERIES C NOTES
Pursuant to the Consent Agreement, as of December 30, 1996, attrition guarantees previously provided by Westinghouse will be provided by WestSec.

Westinghouse, as seller of Contracts to the Company, had the obligation to provide guarantees that capped the Company's exposure to attrition. Such guarantees generally capped attrition at 0% for a period of time after acquisition followed by a period of time during which attrition is capped annually at certain percentages. During the period when a 0% attrition guarantee was in effect, Westinghouse generally had the option to replace attrited accounts either with cash (in an amount equal to the original purchase price paid to Westinghouse for the attrited account) or with replacement Contracts. Among other things, a replacement Contract must be current in all payments due from the customer and must have a RMR not less than the attrited account being replaced. A 0% attrition guarantee provides that SAMCO may lose no more than three months of revenue for each attrited Contract. Approximately 78% of the Contracts originally purchased by the Company were covered by attrition guarantees at December 31, 1996. Pursuant to the Consent Agreement, beginning in 1997, all Contracts originally purchased by the Company will be covered by attrition guarantees provided by WestSec.

Attrition guarantees for Contracts owned by the Company are as follows:

SERIES A - During 1993, 1994, 1995, and 1996, approximately one-half of the Series A Contracts had guarantees capping attrition while the balance were no longer under guarantee. The guaranteed Contracts had attrition caps of 7%, 7%, 8%, 8% in 1993, 1994, 1995, and 1996, respectively. Pursuant to the Consent Agreement, all Series A Contracts will be guaranteed for 1997 and for the period January 1, 1998 to February 15, 1998, with attrition caps of 9% and 1.125%, respectively.

SERIES B - For the Series B Contracts, the Servicer has guaranteed (i) that during the seven-month period ending October 31, 1993, attrited accounts would not exceed 0%; and (ii) during each of the four 12 month periods commencing on November 1, 1993 and ending on October 31, 1997, attrited accounts will not exceed 9.25%. Westinghouse had the option during the period when its 0% attrition guarantee was in effect to replace attrited accounts either with cash (in an amount equal to the original purchase price paid to Westinghouse for the attrited account) or with replacement Contracts. When the 9.25% attrition guarantee is in effect, the Servicer must replace attrited accounts with Contracts.

SERIES C - For the Series C Contracts acquired on June 30, 1993, the Servicer has guaranteed (i) that during the 12 month period ending June 30, 1994, attrited accounts would not exceed 0%; and (ii) during each of the four 12 month periods, commencing on July 1, 1994 and ending on June 30, 1998, attrited accounts will not exceed 10%; and (iii) during one final three month period commencing on July 1, 1998 and ending on October 31, 1998, attrited accounts will not exceed 2.5%.

For the Series C Contracts acquired on November 30, 1993 and February 28, 1994, the respective 0%, 12 month guarantee periods expired on November 30, 1994 and February 28, 1995; the respective 10%, 12 month guarantee periods are from December 1, 1994 to November 30, 1998 and from March 1, 1995 to February 28, 1999, and the respective 2.5%, 3 month guarantee periods are from December 1, 1998 to February 28, 1999; and from March 1, 1999 to May 31, 1999.

For the Series C Contracts, Westinghouse had the option during the period when its 0% attrition guarantee was in effect to replace attrited accounts either with cash (in an amount equal to the original purchase price paid to Westinghouse for the attrited account) or with replacement Contracts; provided, however, that Westinghouse could not have replaced more than half of the Contracts which became attrited accounts in any calendar month with cash. Pursuant to the Consent Agreement, WestSec must replace all Series C accounts above an attrition cap of 10% with Contracts. When the 10% attrition guarantee is in effect, the Servicer must replace attrited accounts with Contracts.

INVESTMENT CONTRACTS - 5,035 of the Contracts acquired on June 30, 1993, November 30, 1993 and February 28, 1994 were not utilized as collateral for the Company's Series C Notes. The attrition guarantees for these Contracts are identical to those of the Series C Contracts described above.

ITEM 2. PROPERTIES
The Company does not own any material properties and is not a party to any material leases.

ITEM 3. LEGAL PROCEEDINGS
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no organized trading market for the Noteholders or members of the Company.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth the selected financial information regarding the Company's financial position as of December 31, 1996, 1995, 1994, 1993 and 1992 and the results of operations for the periods then ended. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Items 7 and 8 of this report, respectively.


                                                          1996           1995           1994           1993           1992
                                                          ----           ----           ----           ----           ----

Total revenue                                        $ 23,230,617    $25,979,002   $ 26,752,768    $16,619,820   $  2,437,395
                                                     ------------    -----------   ------------   ------------   ------------
                                                     ------------    -----------   ------------   ------------    -----------
Net (loss) income                                    ($ 2,459,963)   ($2,123,749)  $    133,235    $   273,107   ($   899,079)
                                                     ------------    -----------   ------------   ------------   ------------
                                                     ------------    -----------   ------------   ------------    -----------
Cash flow from operations                            $  8,613,984    $ 9,683,149   $  9,064,373   $  6,952,895   $  1,746,159
                                                     ------------    -----------   ------------   ------------   ------------
                                                     ------------    -----------   ------------   ------------    -----------
 Notes payable (current and non-current):
     Series A                                        $ 13,506,863    $15,928,365   $ 18,263,116   $ 21,009,544   $ 25,000,000
     Series B                                        $  5,359,744    $ 6,422,734   $  7,335,227   $  8,273,196   $          0
     Series C                                        $ 28,845,893    $34,506,447   $ 40,798,349   $ 27,068,694   $          0
                                                     ------------    -----------   ------------   ------------   ------------
                                                     ------------    -----------   ------------   ------------    -----------
Total assets at December 31                          $ 53,601,399    $65,894,252   $ 77,883,745   $ 67,045,755   $ 42,252,222
                                                     ------------    -----------   ------------   ------------   ------------
                                                     ------------    -----------   ------------   ------------   ------------
SERIES A
Debt Service Coverage (at 9%)                             1.66           1.73           1.83           1.85           1.81
                                                          ----           ----           ----           ----           ----
                                                          ----           ----           ----           ----           ----
Interest Coverage (at 9%)                                 3.42           3.32           3.26           3.12           2.82
                                                          ----           ----           ----           ----           ----
                                                          ----           ----           ----           ----           ----

Debt Service Coverage (at 11%)                            1.50           1.55           1.62           1.63           1.58
                                                          ----           ----           ----           ----           ----
                                                          ----           ----           ----           ----           ----
Interest Coverage (at 11%)                                2.80           2.71           2.66           2.55           2.30
                                                          ----           ----           ----           ----           ----
                                                          ----           ----           ----           ----           ----

SERIES B
Debt Service Coverage (at 9%)                             1.86           1.89           1.95           1.94            n/a
                                                          ----           ----           ----           ----           ----
                                                          ----           ----           ----           ----           ----
Interest Coverage (at 9%)                                 3.76           3.50           3.38           3.19            n/a
                                                          ----           ----           ----           ----           ----
                                                          ----           ----           ----           ----           ----

Debt Service Coverage (at 11%)                            1.68           1.68           1.73           1.71            n/a
                                                          ----           ----           ----           ----           ----
                                                          ----           ----           ----           ----           ----
Interest Coverage (at 11%)                                3.08           2.86           2.77           2.61            n/a
                                                          ----           ----           ----           ----           ----
                                                          ----           ----           ----           ----           ----

SERIES C
Debt Service Coverage (at 9%) (*)                         1.89           2.04           1.97           2.28            n/a
                                                          ----           ----           ----           ----           ----
                                                          ----           ----           ----           ----           ----
Interest Coverage (at 9%)                                 3.59           3.60           3.24           2.91            n/a
                                                          ----           ----           ----           ----           ----
                                                          ----           ----           ----           ----           ----


(*) The first required principal payment on the Series C Notes was August 15, 1994.

SAMCO began acquiring Contracts on July 15, 1992. As a result, financial data for the years ended December 31, 1993 and the period ending December 31, 1992 are not fully comparable. Additionally, net income for the year ended December 31, 1993 includes a non-recurring dividend of $1,389,306.

Financial data for the year ended 1994 reflects the acquisition of contracts on February 28, 1994 and the ownership of the contracts acquired June 30 and November 30, 1993 for a full year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - 1996
The Company's net loss for the year ending December 31, 1996 is due primarily to amortization expense, a non-cash charge against earnings, which resulted primarily from attrition of certain contracts in 1996. The Company's net cash from operating activities decreased as attrition reduced monitoring revenue from customers. During 1996, the Company paid scheduled and additional principal of $2,421,502, $1,062,990 and $5,660,554 to the Series A, Series B, and Series C
Noteholders, respectively.

Attrition, which is the loss of customers, results in decreased cash flow. In order to control the Company's exposure to attrition and the resulting loss of revenue, the Company has received from the Servicer certain attrition guarantees (see Item-1 Business - Attrition Guarantees). These guarantees generally provide for the replacement of Contracts, with either cash or Contracts, by the Servicer if attrition exceeds certain levels. Pursuant to the Consent Agreement, as of December 31, 1996, 100% of the Series A, Series B and Series C Contracts owned by the Company are covered by attrition guarantees by the Servicer (See Item 1. - Business - Attrition Guarantees - Series A, Series B, and Series C Notes).

The Company's revenues from Contracts have been sufficient to pay the Servicer Basic Monitoring Fee, scheduled principal and interest on the Notes, third party operating expenses, taxes of the Company's Members (but only Member's taxes in respect of any allocations of taxable income from the Company), subordinated fees, to establish necessary reserves, if any, and to continue to make additional principal payments. The Company expects this trend to continue in 1997.

Series A and Series B Notes bear interest on the outstanding principal at a per annum floating rate of 2.50 percentage points above the minimum denomination five-year certificate of deposit average rate (the "Benchmark CD Rate"), as reported by the Bank Rate Monitor in its last report of the immediately preceding calendar quarter, but in no event less than 9% per annum or more than 11% per annum. At December 31, 1996, the Benchmark CD Rate was 5.4%. Accordingly, the outstanding principal on the Series A and Series B Notes will earn interest at 9% per annum through May 15, 1997.

Debt Service and Interest Coverage ratios are calculated based on the number of "active" accounts at the end of the period. An active account is one where the customer's alarm system is being monitored. Generally, accounts are monitored until they become 70 days delinquent. As indicated in Item 6 - Selected Financial Data, the Debt Service and Interest Coverage ratios for each Series of Notes at December 31, 1996 continue to be consistent with prior years.

CONTRACT REPURCHASE - SERIES A, SERIES B, AND SERIES C NOTES
At maturity, the Company is obligated to repay the then outstanding principal balance of the Notes. Pursuant to the Consent Agreement, as each series of Notes mature, WestSec shall purchase all of the Contracts securing such series of Notes for an amount equal to the greater of (i) the fair market value of such Contracts as determined by an nationally recognized independent valuation firm jointly selected by WestSec and SAMCO; or (ii) thirty (30) times the recurring monthly fees and charges payable by customers pursuant to such Contracts. Westinghouse has agreed that if the purchase price payable by WestSec for a particular Series of Notes is less than the amount of all principal and accrued and unpaid interest on such series of Notes, upon notice from SAMCO to Westinghouse, Westinghouse will remit to SAMCO, at the same time the WestSec price is required to be paid, in immediately available funds, the amount in excess of the WestSec price so that the total paid to SAMCO will equal the amount of all principal and accrued and unpaid interest on such Series of Notes. Such notice shall be given by SAMCO to Westinghouse at least five business days prior to the stated maturity date of each Series of Notes.

The Consent Agreement requires WestSec to furnish to SAMCO, no later than March 31, 1997, an irrevocable and unconditional letter of credit issued by and drawn upon a "AA" rated bank, in form and substance reasonably satisfactory to SAMCO and Westinghouse, in favor of SAMCO in the amount of $85 million (the "LC"). The LC will secure obligations of Westar, WestSec and Westinghouse under the OSA Agreements and the Consent Agreement.

The Company does not anticipate the purchase of additional Contracts. As of December 31, 1996, the Company had no material capital commitments.

Should WestSec become unable to perform any of its contractual obligations with respect to the Company in the future, there can be no assurance that any third parties will be available or, even if available, that agreements could be reached with such third parties for comparable services and at comparable cost. Such a situation could have a materially adverse impact on the Company.

RESULTS OF OPERATIONS - 1996
For the year ended December 31, 1996, SAMCO derived 98% of its income from monitoring revenues and the balance from interest income on short term investments.

The decrease in the Company's monitoring revenues for the year ending
December 31, 1996 compared to the corresponding period in 1995 is a result of the attrition of certain contracts in 1996. Accordingly, the related monitoring fee expense decreased in 1996. An increase in attrition expense was offset by a decrease in amortization expense as attrition decreases the amortizable base of Contracts. Interest expense decreased in 1996 as the Company continues to pay down scheduled and additional principal. The bad debt expense of $751,164 on the Company's Statement of Operations in 1996 represents actual revenue loss on attrited Contracts and the potential revenue loss on Contracts with balances greater than 90 days past due as of December 31, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES - 1995
The Company's net loss for the year ending December 31, 1995 was due primarily to higher amortization expense, a non-cash charge against earnings, as a result of the attrition of certain contracts in 1995. Although the Company experienced higher attrition for the year ending December 31, 1995 than in the year ending December 31, 1994, its net cash from operating activities increased as a result of lower interest expense on the Secured Five Year Notes. During 1995, the Company paid scheduled and additional principal of $2,334,751, $912,493 and $6,291,902 to the Series A, Series B, and Series C Noteholders, respectively.

Attrition resulted in decreased cash flow. As of December 31, 1995, approximately 50% of the Series A Contracts and 100% of the Series B and Series C Contracts owned by the Company were covered by attrition guarantees by the Servicer.

The Company's revenues from Contracts were sufficient to pay the Servicer
Basic Monitoring Fee, scheduled principal and interest on the Notes, third party operating expenses, taxes of the Company's Members (but only Member's taxes in respect of any allocations of taxable income from the Company), subordinated fees, to establish necessary reserves, if any, and to continue to make additional principal payments.

At December 31, 1995, the Benchmark CD Rate was 5.19%. Accordingly, the outstanding principal on the Series A and Series B Notes earned interest at 9% per annum through May 15, 1996.

Debt Service and Interest Coverage ratios are calculated based on the number of "active" accounts at the end of the period. An active account is one where the customer's alarm system is being monitored. Generally, accounts are monitored until they become 70 days delinquent. Previous to the fourth quarter of 1994, accounts were active until they became 100 days delinquent. Westinghouse made this change to a more aggressive service termination policy because they believed it would have a positive effect on the collection of delinquent balances. As indicated in Item 6 - Selected Financial Data, the Debt Service and Interest Coverage ratios for each Series of Notes at December 31, 1995 were strong.

The Company did not purchase any additional Contracts in 1995. As of December 31, 1995, the Company had no material capital commitments.

RESULTS OF OPERATIONS - 1995
For the year ended December 31, 1995, SAMCO derived 98% of its income from monitoring revenues and the balance from interest income on short term investments.

The decrease in the Company's monitoring revenues for the year ending
December 31, 1995 compared to the corresponding period in 1994 was due to the expiration, in 1995, of the Westinghouse guarantees of 0% attrition on the Series C contracts. As a result, amortization of the Contracts increased as the 0% attrition on the Series C contracts expired. Accordingly, the related monitoring fee expense has decreased. Interest expense decreased as the Company continued to pay down scheduled and additional principal. The bad debt expense of $748,309 on the Company's

Statement of Operations represents actual revenue loss on attrited Contracts and the potential revenue loss on Contracts with balances greater than 90 days past due as of December 31, 1995.

The Company's operating expenses included monitoring fees, general and administrative expenses, including (i) lockbox bank fees, (ii) audit and tax fees, (iii) printing and mailing of quarterly and annual reports to investors,
(iv) trustee fees, (v) legal and consulting fees, and (vi) subordinated fees and expenses. The Company's other expenses include bad debt expense, interest expense and amortization of (i) Contracts and (ii) debt issuance costs.

The Company did not increase monitoring fees during 1995, although it was permitted to do so under certain renewed Contracts.

LIQUIDITY AND CAPITAL RESOURCES - 1994
The Company's cash and cash equivalents balance of $10,880,686 at December 31, 1994 includes $7,603,224 from operations. The remaining $3,277,462 includes NDC's $1,000,000 capital contribution, and the liquidation preference and dividends of $6,389,306 received from NBII on June 30, 1993 less $4,111,844 used to purchase contracts on February 28, 1994.

On February 28, 1994, the Company acquired 22,199 Contracts from Westinghouse for an aggregate purchase price of $17,911,844. The Company financed the acquisition in part by utilizing a $15 million borrowing facility through its primary Member, SFD Holding.

On March 9, 1994, the Company issued its remaining Series C Notes to investors in the amount of $17,931,306. After the payment of underwriting discounts and certain other fees and expenses of the Company of $1,434,504 in the aggregate, a portion of the remaining $16,496,802 was used to repay the aforementioned borrowing. By the end of the first quarter of 1994, the Company had issued $45,000,000 of Series C Notes which at the time of issuance were collateralized, in the aggregate, by 52,840 Contracts.

The Company had issued Secured Five Year Notes totaling $79,417,821 in order to finance the acquisition of Contracts and derives its income primarily from the receipt of RMR on the Contracts. Except for the Basic Monitoring Fee paid to the Servicer, all fees and expenses were subordinated to quarterly payments of interest and scheduled principal on the Notes. In addition, after payment of all subordinated amounts and the establishment of necessary reserves, if any, Excess Cash, if any, is required to be distributed to Noteholders quarterly as additional principal. Including the distribution paid on February 15, 1995, the Company paid additional principal of $4,411,884, $1,472,319, and $4,343,042 to the Series A, Series B, and Series C Noteholders, respectively.

Despite the rise in short term interest rates throughout 1994, the outstanding principal on the Series A and Series B Notes earned interest at 9% during 1994. At December 31, 1994, the Benchmark CD Rate was 6.49%. Accordingly, the outstanding principal on the Series A and Series B Notes earned interest at 9% per annum through May 15, 1995.

Debt Service and Interest Coverage ratios are calculated based on the number of "active" accounts at the end of the period. An active account is one where the customer's alarm system is being monitored. Generally, accounts are monitored until they become 70 days delinquent. Prior to the fourth quarter of 1994, accounts were active until they became 100 days delinquent. Westinghouse believed that a more aggressive service termination policy would have a positive effect on the collection of delinquent balances. As indicated in Item 6 - Selected Financial Data, the Debt Service and Interest Coverage ratios for each Series of Notes at December 31, 1994 continued to be strong.

The Company's revenues from Contracts were sufficient to pay the Servicer Basic Monitoring Fee, scheduled principal and interest on the Notes, third party operating expenses, taxes of the Company's Members (but only Member's taxes in respect of any allocations of taxable income from the Company), subordinated fees, to establish necessary reserves, if any, and to continue to make additional principal payments.

Attrition resulted in decreased cash flow. As of December 31, 1994, approximately 50% of the Series A Contracts and 100% of the Series B and Series C Contracts owned by the Company were covered by attrition guarantees by Westinghouse.

As of December 31, 1994, the Company had no material capital commitments.

RESULTS OF OPERATIONS - 1994
For the year ended December 31, 1994, SAMCO derived 99% of its income from monitoring revenues and the balance from interest income on short term investments.

Results of operations for the years ended December 31, 1994 and December 31, 1993 are not fully comparable. The Company's monitoring revenues for the year ended December 31, 1994 increased substantially compared to 1993 commensurate with its acquisition of 22,199 Contracts on February 28, 1994 and a full year of ownership of contracts acquired on June 30, 1993, and November 30, 1993. The increase in Contracts owned, monitoring revenues and Notes outstanding resulted in a corresponding increase in virtually all expense categories. In addition, results for the year ended December 31, 1993 included a non-recurring dividend of $1,389,306. The bad debt expense of $907,246 on the Company's' Statement of Operations represents actual revenue loss on attrited Contracts and the potential revenue loss on Contracts with balances greater than 90 days past due as of December 31, 1994.

The Company's operating expenses included monitoring fees, general and administrative expenses, including (i) lockbox bank fees, (ii) audit and tax fees, (iii) printing and mailing of quarterly and annual reports to investors,
(iv) trustee fees, (v) legal and consulting fees, and (vi) subordinated fees and expenses. The Company's other expenses include bad debt expense, interest expense and amortization of (i) Contracts and (ii) debt issuance costs. In July 1994, the Company contracted with another servicer to process lockbox remittances. This resulted in a savings in lockbox fees.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Appendix A to this report.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain directors and officers of SFD Holding have been designated as Managers of SAMCO. A manager is similar to a director of a corporation, and may designate one or more persons as officers of the limited liability company. The principal business occupations during the past five years for the Managers and officers of SAMCO are set forth below. Messrs. Micucci, Ziegler, Calhoun, Zuccaro and Boyce hold similar positions with NYLIFE Equity Inc., which is the general partner of three series of publicly offered oil and gas limited partnerships known as NYLOG I, NYLOG II and NYLOG III. Messrs. Micucci, Ziegler, Calhoun, Drath, Zuccaro and Boyce also hold similar positions with NYLIFE Realty Inc. ("NYLIFE Realty"), which is the managing general partner of a publicly offered real estate related limited partnership known as NYLIFE Realty Income Partners I, L.P.

Name                     Age       Title
----                     ---       -----

Kevin M. Micucci         38   Manager and President
Jean E. Hoysradt         46   Manager and Vice President of Investment
Robert Ziegler           42   Vice President of Administration and Secretary
Jay S. Calhoun           41   Vice President and Treasurer
Scott J. Drath           33   Manager, Vice President and Controller
Richard W. Zuccaro       47   Tax Vice President
Jefferson C. Boyce       39   Manager

Kevin M. Micucci became a manager and the President of the Company in February 1996. Previously, he was Vice President of Finance from June 1994 and Vice President and Controller from October 1991. Mr. Micucci has been a Vice President of New York Life Insurance Company in the Structured Finance Department since March 1996; prior thereto, he was Corporate Vice President from March 1991 to March 1996, an Assistant Vice President from July 1989 to March 1991, and Director of Financial Reporting from August 1987 to July 1989. He was a Senior Accountant in the Direct Investments Department of E.F. Hutton & Company Inc., a securities broker-dealer, from 1984 to 1987 and was a Senior Accountant in the Audit Department of Alexander Grant & Company from 1981 to 1984. Mr. Micucci received a B.S. degree from St. John's University and is a Certified Public Accountant.

Jean E. Hoysradt has been a Manager and Vice President of Investment of the Company since January 1992. Ms. Hoysradt has been a Senior Vice President of New York Life Insurance Company in charge of the Investment Department since March 1992. She was a Vice President in the Investment Department in charge of private placements from 1990 to 1992. Before joining New York Life Insurance Company, Ms. Hoysradt was a Managing Director with Manufacturers Hanover Trust Company from 1988 to 1990. She began her career in 1974 at The Equitable Life Assurance Society of the U.S. as a private placement analyst, and was Vice President in portfolio management upon her departure in 1984. From 1984 to 1988, she was a Vice President in structured real estate finance with The First Boston Corporation. A 1972 graduate of Duke University, Ms. Hoysradt received her M.B.A. from Columbia University in 1974.

Robert Ziegler has been Vice President of Administration and Secretary of the Company since January 1992. Mr. Ziegler has been Vice President of New York Life Insurance Company in the Structured Finance Department since March 1996, and prior thereto, was Corporate Vice President of the department since January 1989. He was an Assistant Vice President from July 1987 to December 1988. He was a Vice President of B&D Equities Inc. and Damson Investor Services Corporation from 1986 to 1987 and was an Assistant Vice President of Citibank, N.A. from 1981 to 1986. Mr. Ziegler received a B.B.A. degree and an M.B.A. degree from Baruch College.

Jay S. Calhoun has been Vice President and Treasurer of the Company since March 1993. Mr. Calhoun is Treasurer and a Vice President of New York Life Insurance Company. He was named Vice President and Associate Treasurer of New York Life Insurance Company in March 1992 and, prior to that time, served as a Corporate Vice President in the Treasury Department. Mr. Calhoun received a B.A. degree from Princeton University and an M.S. degree in Business Policy from Columbia University.

Scott J. Drath has been a Manager, Vice President and Controller of the Company since October 1996. Mr. Drath has been a Corporate Vice President in the Structured Finance Department of New York Life Insurance Company since May 1996. Mr. Drath was Director of Accounting for Prins Recycling Corp. from May 1995 to April 1996. Prior thereto, he was an Assistant Vice President in the Structured Finance Department of New York Life Insurance Company from April 1994 to May 1995 and a Director of Accounting from September 1991 to April 1994. Mr. Drath received a Bachelor of Accountancy Degree from George Washington University and an M.B.A. degree in Finance from New York University.

Richard W. Zuccaro has been Tax Vice President of the Company since January 1992. Mr. Zuccaro has been a Vice President of New York Life Insurance Company since April 1995, and prior thereto, was a Corporate Vice President from May 1986 to April 1995 and was an Assistant Vice President of New York Life Insurance Company from November 1981 to May 1986. Mr. Zuccaro received a B.B.A. degree in Accounting from the University of Oklahoma.

Jefferson C. Boyce has been a Manager of the Company since June 1993. Mr. Boyce is a Senior Vice President of New York Life Insurance Company. Since 1994 he has been responsible for the Mutual Funds (MainStay Retail and MainStay Institutional Funds), and Structured Finance Departments, as well as NYLIFE Securities Inc. In 1992, he became Chief Administrative Officer for the Pension, Mutual Funds, and Structured Finance Departments, as well as the Corporate Quality, Human Resources, and Employees' Health Departments. Mr. Boyce received a B.B.S. degree in Finance from Baruch College and has completed the Advanced Management Program at the Harvard Business School.

ITEM 11. EXECUTIVE COMPENSATION

Separate compensation is not paid by the Company to its Managers or to its officers for serving in such positions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                               Amount and Nature
    Title of         Name and Address            of Beneficial      Percent of
      class          Beneficial Owner              Ownership           Class
      -----          ----------------              ---------           -----

        -        NYLIFE SFD Holding Inc.    Voting interest of the    83.33%
                 51 Madison Avenue                  Company
                 New York, NY 10010

        -        NYLIFE Depositary Corp.    Voting interest of the    16.67%
                 51 Madison Avenue                  Company
                 New York, NY 10010


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain payments to members of the Company and their affiliates and certain contractual arrangements and related transactions are contained in Notes 4 and 6 to the Financial Statements on pages F-8 through F-15 of this Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements - see Index of Financial Statements included under Item 8,  Appendix A, on page F-2 of this report.

     2. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since either: (1) the information required is disclosed in the financial statements and the notes thereto; (2) the schedules are not required under the related instructions; or (3) the schedules are inapplicable.

     3.   Exhibits:

     Number and Description
     Under Regulation S-K
     --------------------

     The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

     (3)       ARTICLES OF INCORPORATION AND BY-LAWS

     3.1       Articles of Organization of Company.  *

     3.2       Amended Regulations of Company.  *

     3.3       Amendment to Articles of Organization of Company.  *

     (4)       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
               INDENTURES:

     4.1       Indenture.  *

     4.2       Form of Global Note, included as Exhibit A to Exhibit 4.1.  *

     4.3       Form of Definitive Note, included as Exhibit B to Exhibit 4.1.  *

     4.4       Form of Security Agreement, included as Exhibit C to Exhibit 4.1.
               *

     4.5       Form of First Supplemental Indenture.  *

     4.6       Form of Second Supplemental Indenture.  *

     (10)      MATERIAL CONTRACTS

     10.1      Revised Form of Escrow Agreement.  *

     10.2      Operational Services Agreement.  *

     10.3      Form of Lock-Box Agreement, included as Exhibit D to Exhibit 4.1.
               *

     10.4 Agreement of Limited Partnership of Westinghouse Security Systems, L.P. *

     10.5      Indemnification Agreement.  *

     10.6      Consulting Agreement with Coopers & Lybrand.  *

     10.7      Consulting Agreement with BK Financial, Inc.  *

     10.8      Consulting Agreement with Capital Recovery, Inc.  *

     10.9 Letter Agreement among Westinghouse Electric Corporation, Westinghouse Security Systems, L.P., the Company and NYLIFE Bridge Investor Inc., dated as of November 15, 1991. *

     10.10 Accounts Purchase Agreement dated as of July 15, 1992 among the Company, Westinghouse Security Systems, L.P. and Westinghouse ElectricCorporation. *

     10.11 Accounts Purchase Agreement dated as of September 16, 1992 among the Company, Westinghouse Security Systems, L.P. and Westinghouse Electric Corporation. *

     10.12 Accounts Purchase Agreement dated as of November 19, 1992 among the Company, Westinghouse Security Systems, L.P. and Westinghouse ElectricCorporation. *

     10.13 Accounts Purchase Agreement dated as of December 14, 1992 among the Company, Westinghouse Security Systems, L.P. and Westinghouse ElectricCorporation. *

     10.14 Demand Subordinated Note from Company to NYLIFE Asset Finance Corporation dated December 14, 1992. *

     10.15 Amendment No. 1, dated as of March 18, 1993 to Accounts Purchase Agreement dated December 14, 1992 among Westinghouse Security Systems, L.P., Westinghouse Electric Corporation and NYLIFE Structured Asset Management Company Ltd. *

     10.16 Letter Agreement dated March 18, 1993 amending certain sections of the Accounts Purchase Agreements dated July 15, 1992, September 16, 1992 and November 19, 1992 among Westinghouse Security Systems, L.P. and NYLIFE Structured Asset Management Company Ltd. *

     10.17 Accounts Purchase Agreement dated as of June 18, 1993 among the Company and Westinghouse Electric Corporation. *

     10.18 Demand Subordinated Note from Company to NAFCO Inc., formerly NYLIFE Asset Finance Corporation dated June 30, 1993. *

     10.19 Demand Subordinated Note from Company to NAFCO Inc., formerly NYLIFE Asset Finance Corporation dated November 30, 1993. *

     10.20 Demand Subordinated Note from Company to NAFCO Inc., formerly NYLIFE Asset Finance Corporation dated February 28, 1994. *

     10.21 Consent, Assignment, Assumption, Amendment and Modification Agreement dated December 30, 1996 between NYLIFE Structured Asset Management Company Ltd.; Westinghouse Electric Corporation, WestSec, Inc. and Westar Capital, Inc.*

     (27)      FINANCIAL DATA SCHEDULE


--------------------------------
     *         Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NYLIFE Structured Asset Management
                              Company Ltd.

                                   By:  /s/ Kevin M. Micucci
                                        --------------------
                                        Kevin M. Micucci
                                        Manager and President
                                        (Principal Executive Officer and
                                        Principal Financial and Accounting
                                        Officer)
                                        March 31, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities of and on the dates indicated.

Signature                   Title                                Date
---------                   -----                                ----

/s/ Kevin M. Micucci        Manager and President                March 31, 1997
----------------------      (Principal Executive Officer and
     Kevin M. Micucci       Principal Financial and
                            Accounting Officer)

/s/ Jean E. Hoysradt        Manager and Vice President           March 31, 1997
----------------------      of Investment
    Jean E. Hoysradt

/s/ Robert Ziegler          Vice President of Administration     March 31, 1997
----------------------      and Secretary
    Robert Ziegler

/s/ Jay S. Calhoun          Vice President and Treasurer         March 31, 1997
----------------------
    Jay S. Calhoun

/s/ Scott J. Drath          Manager, Vice President and          March 31, 1997
----------------------      Controller
    Scott J. Drath

/s/ Richard W. Zuccaro      Tax Vice President                   March 31, 1997
----------------------
    Richard W. Zuccaro

/s/ Jefferson C. Boyce      Manager                              March 31, 1997
----------------------
    Jefferson C. Boyce

                                  APPENDIX A TO

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 8 AND ITEM 14 (A) (1) AND (2)

          FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES AS OF

                        DECEMBER 31, 1996,  1995 AND 1994

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.

Form 10-K -- Item 8 and  Item 14 (a) (1) and (2)

NYLIFE Structured Asset Management Company Ltd.

INDEX OF FINANCIAL STATEMENTS


Report of Independent Accountants                                          F-3

Statement of Financial Position as of December 31, 1996 and 1995           F-4

Statement of Operations and (Accumulated Deficit) and Retained
Earnings for the Years Ended December 31, 1996, 1995 and 1994              F-5

Statement of Changes in Members' Capital for the Years Ended
December 31, 1996, 1995 and 1994                                           F-6

Statement of Cash Flows for the Years Ended December 31, 1996,
1995 and 1994                                                              F-7

Notes to the Financial Statements                                  F-8 to F-15


     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since either (1) the information required is disclosed in the financial statements and the notes thereto; (2) the schedules are not required under the related instructions; or (3) the schedules are inapplicable.

REPORT OF INDEPENDENT ACCOUNTANTS

March 28, 1997

To the Managers and Members of
NYLIFE Structured Asset Management Company Ltd.


In our opinion, the accompanying statement of financial position and the related statements of operations and (accumulated deficit) retained earnings, changes in members' capital and cash flows present fairly, in all material respects, the financial position of NYLIFE Structured Asset Management Company Ltd. at December 31, 1996, and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
NEW YORK

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                         STATEMENT OF FINANCIAL POSITION

                                                               ASSETS

                                                                                                       December 31,
                                                                                                 1996                1995
                                                                                             ------------        ------------

CURRENT ASSETS

  Cash and cash equivalents                                                                  $  7,162,877        $  6,527,623
  Segregated cash and cash equivalents                                                          4,279,050           5,399,963
  Monitoring revenue and interest receivables
   (net of allowance of $1,066,458 and $777,516, respectively)                                  2,058,034           2,760,630
  Due from WestSec                                                                                 24,775                   -
                                                                                             ------------        ------------

      Total current assets                                                                     13,524,736          14,688,216
                                                                                             ------------        ------------

  Security alarm monitoring contracts held for sale (Notes 3 and 5)                            38,454,921                   -
  Investment in security alarm monitoring contracts (Note 5)
   (net of accumulated amortization of $22,965,463)                                                     -          48,424,894
  Debt issuance costs paid to affiliates
    (net of accumulated amortization of $4,731,684 and $3,572,284, respectively)                1,621,742           2,781,142
                                                                                             ------------        ------------

         Total assets                                                                        $ 53,601,399        $ 65,894,252
                                                                                             ------------        ------------
                                                                                             ------------        ------------

                                                  LIABILITIES AND MEMBERS' CAPITAL
CURRENT LIABILITIES

  Monitoring fees payable                                                                     $   752,722         $   943,869
  Accounts payable and accrued liabilities                                                        332,369             334,493
  Due to affiliates (Note 6)                                                                      187,460             204,690
  Due to Westinghouse                                                                                   -              14,351
  Unearned revenue                                                                              2,772,608           3,129,618
  Interest payable (Note 5)                                                                       552,942             658,924
  Notes payable (Note 5)                                                                        3,970,891           3,970,891
                                                                                             ------------        ------------

      Total current liabilities                                                                 8,568,992           9,256,836
                                                                                             ------------        ------------

  Notes payable (Note 5)                                                                       43,741,609          52,886,655
                                                                                             ------------        ------------

         Total liabilities                                                                     52,310,601          62,143,491
                                                                                             ------------        ------------

MEMBERS' CAPITAL

  Contributed capital                                                                           6,000,000           6,000,000
  Distributions to members                                                                       (632,753)           (632,753)
  Accumulated deficit                                                                          (4,076,449)         (1,616,486)
                                                                                             ------------        ------------

         Total members' capital                                                                 1,290,798           3,750,761
                                                                                             ------------        ------------

         Total liabilities and members' capital                                              $ 53,601,399        $ 65,894,252
                                                                                             ------------        ------------
                                                                                             ------------        ------------



               See accompanying notes to the financial statements.

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                STATEMENT OF OPERATIONS AND (ACCUMULATED DEFICIT)
                                RETAINED EARNINGS


                                                                                          For the year ended December 31,
                                                                                        1996           1995           1994
                                                                                   ------------   ------------   ------------

REVENUE
    Monitoring revenue                                                             $ 22,844,144   $ 25,554,085   $ 26,443,105
    Interest                                                                            386,473        424,917        309,663
                                                                                   ------------   ------------   ------------

           Total revenue                                                             23,230,617     25,979,002     26,752,768
                                                                                   ------------   ------------   ------------

EXPENSES

    Monitoring fees                                                                   7,732,543      8,682,022      8,937,611
    Interest expense                                                                  4,684,855      5,509,539      6,191,171
    General and administrative expense                                                  379,276        373,985        372,729
    Consulting fees                                                                     285,416        285,416        285,416
    Asset management fee to affiliate                                                   555,971        625,765        649,011
    Equity return fee to affiliate                                                      217,385        217,385        208,132
    Bad debt expense                                                                    751,164        748,309        907,246
    Amortization of security alarm monitoring contracts                               9,924,570     10,291,906      7,573,313
    Amortization of debt issuance costs paid to affiliates                            1,159,400      1,368,424      1,494,904
                                                                                   ------------   ------------   ------------

         Total expenses                                                              25,690,580     28,102,751     26,619,533
                                                                                   ------------   ------------   ------------

    Net (loss) income                                                                (2,459,963)    (2,123,749)       133,235

    (Accumulated deficit) retained earnings at beginning of year                     (1,616,486)       507,263        374,028
                                                                                   ------------   ------------   ------------

   (Accumulated deficit) retained earnings at end of year                          $ (4,076,449)  $ (1,616,486)  $    507,263
                                                                                   ------------   ------------   ------------
                                                                                   ------------   ------------   ------------



               See accompanying notes to the financial statements.

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1996 , 1995 AND 1994


                                                      NYLIFE           Total
                                    NYLIFE SFD      Depositary       Members'
                                   Holding Inc.       Corp.          Capital
                                   ------------    -----------     -----------

Balance at January 1, 1994          $ 5,189,602    $ 1,037,930       6,227,532

Net income                              111,025         22,210         133,235

Distributions to members               (405,198)       (81,059)       (486,257)
                                    -----------    -----------     -----------

Balance at December 31, 1994          4,895,429        979,081       5,874,510

Net loss                             (1,769,720)      (354,029)     (2,123,749)
                                    -----------    -----------     -----------

Balance at December 31, 1995          3,125,709        625,052       3,750,761

Net loss                             (2,049,887)      (410,076)     (2,459,963)
                                    -----------    -----------     -----------

Balance at December 31, 1996        $ 1,075,822    $   214,976     $ 1,290,798
                                    -----------    -----------     -----------
                                    -----------    -----------     -----------

               See accompanying notes to the financial statements.

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                          For the year ended December 31,
                                                                                        1996           1995           1994
                                                                                   ------------   ------------   ------------

Cash flows from operating activities:
 Net (loss) income                                                                 $ (2,459,963)  $ (2,123,749)  $    133,235
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Amortization of security alarm monitoring contracts                                9,924,570     10,291,906      7,573,313
   Amortization of debt issuance costs                                                1,159,400      1,368,424      1,494,904
   Bad debt expense                                                                     751,164        748,309        907,246

Changes in assets and liabilities:
  Increase in monitoring revenue and interest receivables                               (48,568)      (275,143)    (2,190,079)
  Increase in due from WestSec                                                          (24,775)             -              -
  (Decrease) increase in monitoring fees payable                                       (191,147)        (4,844)       189,622
  (Decrease) increase in accounts payable and accrued liabilities                        (2,124)        64,551       (124,587)
  (Decrease) increase in due to affiliates                                              (17,230)       (17,473)        98,340
  (Decrease) increase in due to Westinghouse                                            (14,351)      (120,230)       110,700
  (Decrease) increase in unearned revenue                                              (357,010)      (138,052)       668,458
  (Decrease) increase in interest payable                                              (105,982)      (110,550)       203,221
                                                                                   ------------   ------------   ------------
   Net cash provided by operating activities                                          8,613,984      9,683,149      9,064,373
                                                                                   ------------   ------------   ------------

Cash flows from investing activities:
    Investment in security alarm contracts                                                    -              -    (17,911,844)
    Purchase price refunds - investment in security alarm
     monitoring contracts                                                                45,403        902,897      1,834,760
                                                                                   ------------   ------------   ------------
    Net cash provided by (used in) investing activities                                  45,403        902,897    (16,077,084)
                                                                                   ------------   ------------   ------------

Cash flows from financing activities:
    Distribution to members                                                                   -              -       (486,257)
    Proceeds from Demand Subordinated Notes                                                   -              -     15,000,000
    Repayments on Demand Subordinated Notes                                                   -              -    (15,000,000)
    Proceeds from issuance of Notes                                                           -              -     17,931,306
    Debt issuance costs paid to affiliate                                                     -              -     (1,434,504)
    Principal payments on Notes                                                      (9,145,046)    (9,539,146)    (7,886,048)
                                                                                   ------------   ------------   ------------
    Net cash (used in) provided by financing activities                              (9,145,046)    (9,539,146)     8,124,497
                                                                                   ------------   ------------   ------------
 Net (decrease) increase in cash and cash equivalents                                  (485,659)     1,046,900        111,786

Cash and cash equivalents (including segregated cash and
 cash equivalents) at beginning of year                                              11,927,586     10,880,686      9,768,900
                                                                                   ------------   ------------   ------------
Cash and cash equivalents (including segregated cash and
 cash equivalents) at end of year                                                  $ 11,441,927   $ 11,927,586   $ 10,880,686
                                                                                   ------------   ------------   ------------
                                                                                   ------------   ------------   ------------

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                         $  4,790,832   $  5,620,089   $  5,987,950
                                                                                   ------------   ------------   ------------
                                                                                   ------------   ------------   ------------




               See accompanying notes to the financial statements.

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

NOTE 1 - ORGANIZATION

NYLIFE Structured Asset Management Company Ltd. (the "Company" or "SAMCO") is a limited liability company formed under the laws of the State of Texas on October 18, 1991. The entity offers its equity investors limited liability protection while providing them with flow through tax treatment.

SAMCO has two members. The principal member is NYLIFE SFD Holding Inc. ("SFD Holding", formerly NAFCO Inc.). The other member is NYLIFE Depositary Corporation ("NDC"). Both members are Delaware corporations and wholly owned subsidiaries of NYLIFE Inc. (a direct wholly owned subsidiary of New York Life Insurance Company, "New York Life"). Certain directors and officers of SFD Holding have been designated as managers of SAMCO. A manager is similar to a director of a corporation, and may designate one or more persons as officers of the limited liability company.

On January 15, 1992, SFD Holding and NDC (collectively, the "Members") purchased membership interests in SAMCO of 83.33% and 16.67%, respectively. SFD Holding made an initial capital contribution to SAMCO of 500 shares of $1 par value, nonvoting, nonconvertible, 24.39% cumulative preferred stock of NYLIFE Bridge Investor Inc. ("NBII", a subsidiary of SFD Holding prior to its liquidation on June 30, 1993). The preferred stock was originally recorded by SAMCO at $5,000,000 which represents SFD Holding's recorded carrying value for the preferred stock. NDC made an initial capital contribution of $1,000,000 in cash. SAMCO had no operations prior to January 15, 1992.

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

Capitalized terms used in these Notes to the Financial Statements unless otherwise defined herein, shall have the meanings set forth in Section 1.1 of the Operational Services Agreement and the Trustee Indenture.

Pursuant to the Consent Agreement (see Note 3), all references in these Notes to the Financial Statements to "the Servicer" shall mean Westinghouse Electric Corporation ("Westinghouse") with regard to all periods prior to December 31, 1996 and WestSec, Inc. ("WestSec"), a subsidiary of Western Resources, Inc. with regard to all time periods thereafter.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

CASH AND CASH EQUIVALENTS Cash and cash equivalents includes investments in highly liquid money market funds. Such funds invest in short-term obligations of the United States government. The carrying value of cash and cash equivalents approximates fair value.

SEGREGATED CASH AND CASH EQUIVALENTS
Under the terms of the Indenture dated July 15, 1992 between the Company and U.S. Trust Company of New York (the "Trustee"), cash receipts for each series of Notes are maintained in a segregated account and used to pay obligations to Noteholders and fees and expenses related to such series. Such receipts are invested by the Trustee in highly liquid money market funds. Such funds invest in short-term obligations of the United States government. The carrying value of segregated cash and cash equivalents approximates fair value.

DEBT ISSUANCE COSTS PAID TO AFFILIATES
Costs incurred in the issuance of Notes, including underwriting discounts, offering and organization costs and financial advisory fees, are capitalized and amortized using the interest method over the life of the Notes.

MONITORING REVENUE RECOGNITION
The Company derives its revenues almost exclusively from the receipt of customer payments for alarm monitoring services. The Company recognizes revenue as the monitoring services are provided (accrual basis).

MONITORING FEES
The Servicer is entitled to payment of 25% of aggregate monthly revenue ("AMR") for the performance of monitoring services under the Contracts (the "Servicer Basic Monitor Fee"), the effect of which is that the Servicer will receive the Servicer Basic Monitoring Fee before the Noteholders receive their quarterly payments. The Servicer is also entitled to an additional 10% of AMR for the performance of such services (the "Servicer Subordinated Monitoring Fee") which is subordinate to the payment of (i) the Servicer Basic Monitoring Fee, (ii) principal and interest on the Notes, (iii) taxes on operating income and (iv) administrative expenses.

AMORTIZATION OF SECURITY ALARM MONITORING CONTRACTS
The Company's investment in Contracts is amortized over the estimated lives of the Contracts of approximately 12 years, as adjusted for attrited (terminated) Contracts.

INCOME TAXES
No provision for federal income taxes is recorded in the financial statements because the Company is not subject to federal income taxes. The tax effect of its activities accrues to the Members.

NOTE 3 - SALE OF THE SECURITY BUSINESS BY WESTINGHOUSE

CONSENT AGREEMENT
On December 30, 1996, Westinghouse sold its security alarm business to WestSec. In connection with the sale, Westinghouse assigned all of its rights, title and interest under the Operational Services Agreement to WestSec, and WestSec assumed all of Westinghouse's liabilities and obligations under the Operational Services Agreement. In conjunction with Westinghouse's sale and assignment and WestSec's assumption, the Company, Westinghouse, WestSec and Westar Capital, Inc. an affiliate of WestSec ("Westar"), entered into a Consent, Assignment, Assumption, and Modification Agreement ("the Consent Agreement").

Pursuant to the Consent Agreement, Westar has guaranteed all obligations and liabilities of WestSec under the Operational Services Agreement and various related agreements (collectively the "OSA Agreements"), Westinghouse has agreed to remain liable under certain specified obligations in the OSA Agreements, and Westar has agreed to furnish to the Company an irrevocable letter of credit to secure certain obligations of Westar, WestSec and Westinghouse under the OSA Agreements.

CONTRACT PURCHASE
In connection with the Consent Agreement, WestSec has committed to purchase, and the Company has committed to sell, the Contracts securing each series of Notes at fixed dates in the future for a determinable price; such price is supported by a letter of credit from WestSec and, subject to certain conditions, guarantees by Westinghouse. The Company expects to realize a gain on each of these future sales. As a result of entering into the Consent Agreement, the Company has under Statement of Financial Accounting Standard
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), reclassified its Investment in Security Alarm Monitoring Contracts as held for sale. In accordance with SFAS No. 121, the Company has reported such Contracts at the lower of carrying amount or fair value less cost to sell and has discontinued amortization of the Contracts effective December 30, 1996 (See Contract Repurchase - Series A, Series B, and Series C Notes" in Management's Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the Consent Agreement affecting these consolidated financial statements).

The Consent Agreement requires WestSec to furnish to SAMCO a clean, irrevocable and unconditional letter of credit issued by and drawn upon a "AA" rated bank, in form and substance reasonably satisfactory to SAMCO and Westinghouse, in favor of SAMCO in the amount of $85 million (the "LC"). The LC will secure obligations of Westar, WestSec and Westinghouse under the OSA Agreements and the Consent Agreement.

NOTE 4 - ISSUANCE OF NOTES AND ACQUISITION OF CONTRACTS

SERIES A, SERIES B, AND SERIES C NOTES
During the year ended December 31, 1992, SAMCO issued three traunches of its Secured Five Year Notes: Series A, Floating Rate (the "Series A Notes") in the amount of $25,000,000. At issuance, the Series A Notes were collateralized by 33,029 Contracts.

During the year ended December 31, 1993, SAMCO issued its Secured Five Year
Notes: Series B, Floating Rate (the "Series B Notes") in the amount of $9,417,821. At issuance, the Series B Notes were collateralized by 10,768 Contracts.

During the years ended December 31, 1994 and December 31, 1993, SAMCO issued three traunches of its Secured Five Year Notes: Series C, Fixed Rate (the "Series C Notes") in the amount of $45,000,000. At issuance, the Series C Notes were collateralized by 52,840 Contracts.

Interest is payable quarterly on each February 15, May 15, August 15 and November 15 prior to maturity and on the maturity date. Scheduled principal payments are calculated to retire 5% of the original principal amount of the Series A Notes, Series B Notes, and Series C Notes each year. Principal is payable quarterly on February 15, May 15, August 15 and November 15. In addition, after payment of all subordinated amounts and the establishment of necessary reserves, if any, excess cash, if any, is required to be distributed to Noteholders quarterly as additional principal. The first principal payments on the Series A, Series B, and Series C Notes were made on February 15, 1993, August 15, 1993, and August 15, 1994, respectively.

The Series A and Series B Notes bear interest on the outstanding principal at a per annum floating rate of 2.50 percentage points above the minimum denomination five-year certificate of deposit average rate, as reported by Bank Rate Monitor in its last report of the immediately preceding calendar quarter, but in no event less than 9% per annum or more than 11% per annum. Accordingly, at December 31, 1996, the rate on the Series A and Series B Notes was 9%.

The Series C Notes bear interest on the outstanding principal at a per annum rate of 9%.

ATTRITION GUARANTEES- SERIES A, SERIES B, AND SERIES C NOTES
Pursuant to the Consent Agreement, as of December 31, 1996, attrition guarantees previously provided by Westinghouse will be provided by WestSec.

Westinghouse, as seller of Contracts to the Company, had the obligation to provide guarantees that capped the Company's exposure to attrition. Such guarantees generally capped attrition at 0% for a period of time after acquisition followed by a period of time during which attrition is capped annually at certain percentages. During the period when a 0% attrition guarantee was in effect, Westinghouse generally had the option to replace attrited accounts either with cash (in an amount equal to the original purchase price paid to Westinghouse for the attrited account) or with replacement Contracts. Among other things, a replacement Contract must be current in all payments due from the customer and must have a RMR not less than the attrited account being replaced. A 0% attrition guarantee provides that SAMCO may lose no more than three months of revenue for each attrited Contract. Approximately 78% of the Contracts originally purchased by the Company were covered by attrition guarantees at December 31, 1996. Pursuant to the Consent Agreement, beginning in 1997, all Contracts originally purchased by the Company will be covered by attrition guarantees provided by WestSec.

Attrition guarantees for Contracts owned by the Company are as follows:

SERIES A - During 1993, 1994, 1995, and 1996, approximately one-half of the Series A Contracts had guarantees capping attrition while the balance were no longer under guarantee. The guaranteed Contracts had attrition caps of 7%, 7%, 8%, 8% in 1993, 1994, 1995, and 1996, respectively. Pursuant to the Consent Agreement, all Series A Contracts will be guaranteed for 1997 and for the period January 1, 1998 to February 15, 1998, with attrition caps of 9% and 1.125%, respectively.

SERIES B - For the Series B Contracts, the Servicer has guaranteed (i) that during the seven-month period ending October 31, 1993, attrited accounts would not exceed 0%; and (ii) during each of the four 12 month periods commencing on November 1, 1993 and ending on October 31, 1997, attrited accounts will not exceed 9.25%. Westinghouse had the option during the period when its 0% attrition guarantee was in effect to replace attrited accounts either with cash (in an amount equal to the original purchase price paid to Westinghouse for the attrited account) or with replacement Contracts. When the 9.25% attrition guarantee is in effect, the Servicer must replace attrited accounts with Contracts.

SERIES C - For the Series C Contracts acquired on June 30, 1993, the Servicer has guaranteed (i) that during the 12 month period ending June 30, 1994, attrited accounts would not exceed 0%; and (ii) during each of the four 12 month periods, commencing on July 1, 1994 and ending on June 30, 1998, attrited accounts will not exceed 10%; and (iii) during one final three month period commencing on July 1, 1998 and ending on October 31, 1998, attrited accounts will not exceed 2.5%.

For the Series C Contracts acquired on November 30, 1993 and February 28, 1994, the respective 0%, 12 month guarantee periods expired on November 30, 1994 and February 28, 1995; the respective 10%, 12 month guarantee periods are from December 1, 1994 to November 30, 1998 and from March 1, 1995 to February 28, 1999; and the respective 2.5%, 3 calendar-month guarantee periods are from December 1, 1998 to February 28, 1999 and from March 1, 1999 to May 31, 1999.

For the Series C Contracts, Westinghouse had the option during the period when its 0% attrition guarantee was in effect to replace attrited accounts either with cash (in an amount equal to the original purchase price paid to Westinghouse for the attrited account) or with replacement Contracts; provided, however, that Westinghouse could not have replaced more than half of the Contracts which became attrited accounts in any calendar month with cash. Pursuant to the Consent Agreement, WestSec must replace all Series C accounts above an attrition cap of 10% with Contracts. When the 10% attrition guarantee is in effect, the Servicer must replace attrited accounts with Contracts.

INVESTMENT CONTRACTS - 5,035 of the Contracts acquired on June 30, 1993, November 30, 1993 and February 28, 1994 were not utilized as collateral for the Company's Series C Notes. The attrition guarantees for these Contracts are identical to those of the Series C Contracts described above.

NOTE 5 - SECURITY ALARM MONITORING CONTRACTS AND NOTES PAYABLE

The carrying amount of SECURITY ALARM MONITORING CONTRACTS HELD FOR SALE in the Statement of Financial Position at December 31, 1996 includes Contracts collateralizing Series A, B and C Notes as follows:

                       Series A      Series B      Series C       Total (*)
                       --------      --------      --------       ---------
Carrying amount        $9,111,822    $3,710,713    $23,558,603    $36,381,138

(*) Excludes 5,035 Contracts acquired from the June 30, 1993, November 30, 1993, and February 29, 1994 acquisitions which are NOT collateral for any series of Notes and therefore are not subject to the Indenture. The carrying amount of these contracts at December 31, 1996 is $2,073,783. Amortization expense on those Contracts for the period January 1, 1996 to December 30, 1996 was $551,919.

Prior to the reclassification of the Contracts as held for sale effective December 30, 1996, the Contracts were being amortized over an estimated life of 12 years, as adjusted for attrited Contracts. Amortization expense for the period January 1, 1996 to December 30, 1996 for Series A, B and C Contracts was $2,286,671, $877,422 and $6,208,558, respectively.

INVESTMENT IN SECURITY ALARM MONITORING CONTRACTS in the Statement of Financial Position at December 31, 1995 includes Contracts collateralizing Series A, B and C Notes as follows:


                                                        AT DECEMBER 31, 1995
                                                                       Series A       Series B       Series C       Total(*)
                                                                     -----------     ----------    -----------    -----------

Investment in security alarm monitoring contracts                    $23,000,000     $8,665,057    $41,401,352    $73,066,409
Less: Purchase price refunds                                           2,234,314        890,055      2,221,003      5,345,372
      Accumulated amortization (**)                                    4,712,209      1,889,234      6,362,837     12,964,280
      Accumulated attrition (**)                                       4,609,538      1,297,633      3,075,018      8,982,189
                                                                     -----------     ----------    -----------    -----------
           Net investment                                            $11,443,939     $4,588,135    $29,742,494    $45,774,568
                                                                     -----------     ----------    -----------    -----------
                                                                     -----------     ----------    -----------    -----------


(*) Excludes 5,035 Contracts acquired from the June 30, 1993, November 30, 1993, and February 28, 1994 acquisitions which are NOT collateral for any series of Notes and therefore are not subject to the Indenture. Net investment in these contracts at December 31, 1995 is $2,650,326.

(**) These amounts are combined and classified as amortization in the financial statements.

INTEREST PAYABLE and NOTES PAYABLE in the Statement of Financial Position at December 31 ,1996 and December 31, 1995 include amounts relating to Series A, B and C Notes as follows:


                                                        AT DECEMBER 31, 1996
                                                                       Series A       Series B       Series C        Total
                                                                     -----------     ----------    -----------    -----------

Interest payable                                                     $   156,532     $   62,114    $   334,296    $   552,942
                                                                     -----------     ----------    -----------    -----------
                                                                     -----------     ----------    -----------    -----------

Notes payable - current                                              $ 1,250,000     $  470,891    $ 2,250,000    $ 3,970,891
Notes payable - non-current                                           12,256,863      4,888,853     26,595,893     43,741,609
                                                                     -----------     ----------    -----------    -----------
   Total                                                             $13,506,863     $5,359,744    $28,845,893    $47,712,500
                                                                     -----------     ----------    -----------    -----------
                                                                     -----------     ----------    -----------    -----------


                                                        AT DECEMBER 31, 1995
                                                                       Series A       Series B       Series C        Total
                                                                     -----------     ----------    -----------    -----------

Interest payable                                                     $   184,595     $   74,432    $   399,897    $   658,924
                                                                     -----------     ----------    -----------    -----------
                                                                     -----------     ----------    -----------    -----------

Notes payable - current                                              $ 1,250,000     $  470,891    $ 2,250,000    $ 3,970,891
Notes payable - non-current                                           14,678,365      5,951,843     32,256,447     52,886,655
                                                                     -----------     ----------    -----------    -----------
   Total                                                             $15,928,365     $6,422,734    $34,506,447    $56,857,546
                                                                     -----------     ----------    -----------    -----------
                                                                     -----------     ----------    -----------    -----------



NOTE 6 - RELATED PARTIES

DUE TO AFFILIATES in the Statement of Financial Position at December 31, 1996 and December 31, 1995, includes (i) the asset management fee payable to SFD Holding of $133,114 and $149,150, respectively, and (ii) the equity return fee payable to SFD Holding of $54,346 and $54,346, respectively, and (iii) general and administrative expenses of $1,194 for 1995.

UNDERWRITING DISCOUNTS
NYLIFE Securities Inc. (a wholly owned subsidiary of NYLIFE Inc.), the sales agent, received Underwriting Discounts equal to 4% of the gross proceeds of the Notes.

FINANCIAL ADVISORY FEE
SFD Holding received a Financial Advisory Fee equal to 2% of gross proceeds of the Notes for its assistance in structuring the issuance of Notes and the acquisition of Contracts.

OFFERING AND ORGANIZATION REIMBURSEMENT
SFD Holding received an Offering and Organizational Expense allowance of 2% of the gross proceeds of the Notes. Any Offering and Organizational Expenses which, when aggregated with Underwriting Discounts and the Financial Advisory Fee, exceeded 8% of the gross proceeds of the Notes, were paid by SFD Holding.

EQUITY RETURN FEE
For providing equity (through an affiliate) to Westinghouse Security Systems, L.P., a partnership formed in 1991 to acquire Contracts, SFD Holding is entitled to receive annually (but paid quarterly), an amount equal to .75% of the first 12 full months of AMR. This payment is subordinate to the payment of (i) the Servicer Basic Monitoring Fee, (ii) principal and interest on the Notes, (iii) taxes on operating income and (iv) administrative expenses.

ASSET MANAGEMENT FEE
SFD Holding is entitled to receive an annual asset management fee equal to 1% of the product of (A) the purchase price multiple of the Contracts then securing the Notes, and (B) the average monthly monitoring revenues for the Contracts then securing the Notes, with the product multiplied by (C) the aggregate number of Contracts then securing the Notes. Such fee is subordinate to the payment of
(i) the Servicer Basic Monitoring Fee, (ii) principal and interest on the Notes,
(iii) the Servicer Subordinated Monitoring Fee, (iv) taxes on operating income,
(v) administrative expenses and (vi) the equity return fee.

NOTE 7 - SUBSEQUENT EVENTS

DISTRIBUTION TO SERIES A NOTEHOLDERS
On February 15, 1997, SAMCO distributed $775,652 to the Series A Noteholders which included (i) interest at an annualized rate of 9.00%; (ii) the required quarterly principal repayment of 1.25% and (iii) an additional principal repayment of .63%. Subsequent to this distribution, the outstanding principal amount of the Series A Notes is $13,037,613.

DISTRIBUTION TO SERIES B NOTEHOLDERS
On February 15, 1997, SAMCO distributed $340,267 to the Series B Noteholders which included (i) interest at an annualized rate of 9.00%; (ii) the required quarterly principal repayment of 1.25% and (iii) an additional principal repayment of 1.07%. Subsequent to this distribution, the outstanding principal amount of the Series B Notes is $5,141,062

DISTRIBUTION TO SERIES C NOTEHOLDERS
On February 15, 1997, SAMCO distributed $1,770,372 to the Series C Noteholders which included (i) interest at an annualized rate of 9.00%, (ii) the required quarterly principal repayment of 1.25%, and (iii) additional principal repayment of 1.23%. Subsequent to this distribution, the outstanding principal amount of the Series C Notes is $27,729,893.