Form 10-Q
period 1997-03-31
NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD
filed 1997-05-15
CIK 880866

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1997
                                     --------------
                                OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                   ----------------------
     Commission file number  33-43870
                            ---------


               NYLIFE Strctured Asset Managment Company Ltd.
               ------------------------------------------------
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

          Yes   X        No
               ---          ---
          Yes   X        No
               ---          ---

                   NYLIFE Structured Asset Management Company Ltd.



                                        INDEX
                                                                      Page No.
                                                                      --------

Part I -       Financial Information (Unaudited)

Item 1.        Financial Statements

               Statement of Financial Position as of
               March 31, 1997, and December 31, 1996                     3

               Statement of Operations and Accumulated
               Deficit for the Three and Months Ended
               March 31, 1997 and 1996                                   4

               Statement of Changes in Members' Capital for
               the Three Months Ended March 31, 1997 and
               the Year Ended December 31, 1996                          5

               Statement of Cash Flows for the Three
               Months Ended March 31, 1997 and 1996                      6

               Notes to the Financial Statements                         7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations             9


Part II -      Other Information

Item 6.        Exhibits and Reports on Form 8-K                         12

               Exhibit Index                                         13-15

               Signatures                                               16

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                           STATEMENT OF FINANCIAL POSITION

                                        ASSETS


                                                                                         March 31,    December 31,
                                                                                            1997           1996
                                                                                       -----------    ------------
CURRENT ASSETS                                                                          (Unaudited)
  Cash and cash equivalents                                                            $ 7,323,309     $ 7,162,877
  Segregated cash and cash equivalents                                                   4,443,738       4,279,050
  Monitoring revenue and interest receivables
   (net of allowance of $957,397 and $1,066,458, respectively)                           1,898,701       2,058,034
   Due from WestSec                                                                         70,175          24,775
                                                                                       -----------    ------------
      Total current assets                                                              13,735,923      13,524,736
                                                                                       -----------    ------------

  Security alarm monitoring contracts held for sale (Note 2)                            36,854,420      38,454,921
  Debt issuance costs paid to affiliates
    (net of accumulated amortization of $4,967,336 and $4,731,684, respectively)         1,386,090       1,621,742
                                                                                       -----------    ------------
      Total assets                                                                     $51,976,433     $53,601,399
                                                                                       -----------    ------------
                                                                                       -----------    ------------

                             LIABILITIES AND MEMBERS' CAPITAL
CURRENT LIABILITIES

  Monitoring fees payable                                                              $   734,882     $   752,722
  Accounts payable and accrued liabilities                                                 336,834         332,369
  Due to affiliates (Note 3)                                                               183,607         187,460
  Unearned revenue                                                                       2,780,274       2,772,608
  Interest payable (Note 2)                                                                509,396         552,942
  Notes payable (Note 2)                                                                 3,970,891       3,970,891
                                                                                       -----------    ------------
      Total current liabilities                                                          8,515,884       8,568,992
                                                                                       -----------    ------------

  Notes payable (Note 2)                                                                41,937,677      43,741,609
                                                                                       -----------    ------------

      Total liabilities                                                                 50,453,561      52,310,601
                                                                                       -----------    ------------

MEMBERS' CAPITAL

  Contributed capital                                                                    6,000,000       6,000,000
  Distributions to members                                                                (632,753)       (632,753)
  Accumulated deficit                                                                   (3,844,375)     (4,076,449)
                                                                                       -----------    ------------
      Total members' capital                                                             1,522,872       1,290,798
                                                                                       -----------    ------------

      Total liabilities and members' capital                                           $51,976,433     $53,601,399
                                                                                       -----------    ------------
                                                                                       -----------    ------------



                 See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD. STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT



                                                                                 For the three months ended March 31,
                                                                                            1997           1996
                                                                                       -----------    ------------
INCOME                                                                                 (Unaudited)     (Unaudited)
    Monitoring revenue                                                                 $ 5,212,013     $ 5,931,216
    Interest                                                                                91,559         101,049
                                                                                       -----------    ------------

       Total income                                                                      5,303,572       6,032,265
                                                                                       -----------    ------------

EXPENSES

    Monitoring fees                                                                      1,793,626       2,001,986
    Interest expense                                                                     1,038,813       1,244,648
    General and administrative                                                             108,829          88,069
    Consulting fees                                                                         71,354          71,354
    Asset management fee to affiliate                                                      129,261         145,483
    Equity return fee to affiliate                                                          54,346          54,346
    Bad debt expense                                                                        87,367         211,257
    Amortization of security alarm monitoring contracts                                  1,552,250       2,832,534
    Amortization of debt issuance costs paid to affiliates                                 235,652         226,116
                                                                                       -----------    ------------

       Total expenses                                                                    5,071,498       6,875,793
                                                                                       -----------    ------------

    Net income (loss)                                                                      232,074        (843,528)
                                                                                       -----------    ------------

   Accumulated deficit at beginning of period                                           (4,076,449)     (1,616,486)
                                                                                       -----------    ------------

   Accumulated deficit retained earnings at end of period                              $(3,844,375)   $ (2,460,014)
                                                                                       -----------    ------------
                                                                                       -----------    ------------





                 See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                       STATEMENT OF CHANGES IN MEMBERS' CAPITAL
                        FOR THE YEAR ENDED DECEMBER 31, 1996,
                    AND FOR THE THREE MONTHS ENDED MARCH 31, 1997






                                       NYLIFE         NYLIFE         Total
                                         SFD        Depositary      Members'
                                    Holding Inc.       Corp.        Capital
                                  -------------- -------------  --------------

  Balance at January 1, 1996          3,125,709       625,052       3,750,761

  Net loss                           (2,049,887)     (410,076)    (2,459,963)
                                  -------------- -------------  --------------

  Balance at December 31, 1996        1,075,822       214,976       1,290,798

  Net income                            193,387        38,687         232,074
                                  -------------- -------------  --------------

  Balance at March 31, 1997          $1,269,209      $253,663      $1,522,872
                                  -------------- -------------  --------------
                                  -------------- -------------  --------------


                See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                               STATEMENT OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                                  For the three months ended March 31,
                                                                                            1997           1996
                                                                                       -----------    ------------
Cash flows from operating activities:
 Net income (loss)                                                                     $   232,074    $   (843,528)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:

   Amortization of security alarm monitoring contracts                                   1,552,250       2,832,534
   Amortization of debt issuance costs                                                     235,652         226,116
   Bad debt expense                                                                         87,367         211,257

Changes in assets and liabilities:
  Increase in monitoring revenue and interest receivables                                   71,966         348,299
  Increase in due from WestSec                                                             (45,400)        (21,762)
  Decrease in monitoring fees payable                                                      (17,840)        (11,793)
  Increase in accounts payable and accrued liabilities                                       4,465          47,042
  Decrease in due to affiliates                                                             (3,853)         (4,856)
  Decrease in due to WestSec                                                                     -         (14,351)
  Increase (decrease) in unearned revenue                                                    7,666        (120,504)
  Decrease in interest payable                                                             (43,546)        (45,168)
                                                                                       -----------    ------------
   Net cash provided by operating activities                                             2,080,801       2,603,286
                                                                                       -----------    ------------

Cash flows from investing activities:
    Purchase price refunds - investment in security alarm
     monitoring contracts                                                                   48,251          40,426
                                                                                       -----------    ------------
    Net cash provided by investing activities                                               48,251          40,426
                                                                                       -----------    ------------

Cash flows from financing activities:
    Principal payments on Notes                                                         (1,803,932)     (2,746,182)
                                                                                       -----------    ------------
    Net cash used in financing activities                                               (1,803,932)     (2,746,182)
                                                                                       -----------    ------------
 Net increase (decrease) in cash and cash equivalents                                      325,120        (102,470)

Cash and cash equivalents (including segregated cash and
 cash equivalents) at beginning of period                                               11,441,927      11,927,586
                                                                                       -----------    ------------
Cash and cash equivalents (including segregated cash and
 cash equivalents) at end of period                                                    $11,767,047    $ 11,825,116
                                                                                       -----------    ------------
                                                                                       -----------    ------------

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                           $ 1,082,359    $  1,289,816
                                                                                       -----------    ------------
                                                                                       -----------    ------------




                 See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                          NOTES TO THE FINANCIAL STATEMENTS
                                    MARCH 31, 1997
                                     (UNAUDITED)

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

NOTE 2 - SECURITY ALARM MONITORING CONTRACTS AND NOTES PAYABLE

The carrying amount of SECURITY ALARM MONITORING CONTRACTS HELD FOR SALE in the Statement of Financial Position at March 31, 1997 includes Contracts collateralizing Series A, B and C Notes as follows:

                    SERIES A       SERIES B        SERIES C       TOTAL(*)
                    --------       --------        --------       --------
Carrying amount    $8,698,829     $3,552,880     $22,603,255    $34,854,964

(*) Excludes 5,035 Contracts acquired from the June 30, 1993, November 30, 1993, and February 28, 1994 acquisitions which are not collateral for any series of Notes and therefore are not subject to the Indenture. The carrying amount of these contracts at March 31, 1997 is $1,999,456.

INTEREST PAYABLE and NOTES PAYABLE in the Statement of Financial Position at March 31, 1997 include amounts relating to Series A, B, and C Notes as follows:


                                 Series A    Series B     Series C        Total
                                 --------    --------     --------        -----
Interest payable                 $144,664     $57,045     $307,687     $509,396
                                 --------     -------     --------     --------
                                 --------     -------     --------     --------
Notes payable - current       $ 1,250,000  $  470,891  $ 2,250,000  $ 3,970,891
Notes payable - non-current    11,787,612   4,670,171   25,479,894   41,937,677
                              -----------  ----------  -----------  -----------
   Total                      $13,037,612  $5,141,062  $27,729,894  $45,908,568
                              -----------  ----------  -----------  -----------
                              -----------  ----------  -----------  -----------


NOTE 3 - RELATED PARTIES

DUE TO AFFILIATES in the Statement of Financial Position at March 31, 1997 and December 31, 1996 includes (i) the asset management fee payable to SFD Holding of $129,261 and $133,114, respectively, and (ii) the equity return fee payable to SFD Holding of $54,346 and $54,346, respectively.

NOTE 4 - SUBSEQUENT EVENT

The Consent Agreement, as described in the Company's Annual Report on Form 10-K, required WestSec to furnish to SAMCO, no later than March 31, 1997, a clean, irrevocable and unconditional letter of credit issued by and drawn upon a "AA" rated Bank in form and substance reasonably satisfactory to SAMCO and Westinghouse, in favor of SAMCO in the amount of $85 million (the "LC"), which would secure obligations of Westar, WestSec and Westinghouse under the OSA Agreements and the Consent Agreement.

WestSec has failed to comply with its obligations to furnish the LC to SAMCO. Accordingly, pursuant to the Consent Agreement, Westinghouse will remain liable for certain liabilities of WestSec (as guaranteed by Westar), including without limitation, WestSec's attrition guarantees and the obligation of WestSec to purchase the Contracts on the stated maturity date of each Series of Notes. SAMCO is considering what remedial action, if any, it will pursue regarding WestSec's failure to furnish the required LC.

On May 14, 1997, SAMCO received an unsolicited offer from Western Resources, Inc. (an affiliate of WestSec and Westar) to purchase all of SAMCO's outstanding limited liability interests. SAMCO is presently evaluating this offer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
The Company's net cash from operating activities decreased from the corresponding 1996 quarter as attrition reduced monitoring revenues from customers. During the first quarter of 1997, the Company paid scheduled and additional principal of $156,750, $100,960 and $553,500 to the Series A, Series B and Series C Noteholders, respectively.

Attrition, which is the loss of customers, results in decreased cash flow. In order to control the Company's exposure to attrition and the resulting loss of revenue, the Company has received from the Servicer certain attrition guarantees. These guarantees generally provide for the replacement of Contracts, with either cash or Contracts, by the Servicer if attrition exceeds certain levels. Pursuant to the Consent, Assignment, Assumption and Modification Agreement (the "Consent Agreement") pursuant to which WestSec assumed all of Westinghouse's obligations as the Servicer for the Company, as of March 31, 1997, 100% of the Series A, Series B and Series C Contracts owned by the Company are covered by attrition guarantees by the Servicer.

The Company's revenues from Contracts have been sufficient to pay the Servicer Basic Monitoring Fee, scheduled principal and interest on the Notes, third party operating expenses, taxes of the Company's Members (but only Member's taxes in respect of any allocations of taxable income from the Company), subordinated fees, to establish necessary reserves, if any, and to continue to make additional principal payments. The Company expects this trend to continue in 1997. Including the distribution to be paid on May 15, 1997, the Company has paid additional principal of $6,877,883, $2,642,017 and $11,721,151 to the Series A, Series B, and Series C Noteholders, respectively.

Series A and Series B Notes bear interest on the outstanding principal at a per annum floating rate of 2.50 percentage points above the minimum denomination five-year certificate of deposit average rate (the "Benchmark CD Rate"), as reported by the Bank Rate Monitor in its last report of the immediately preceding calendar quarter, but in no event less than 9% per annum or more than 11% per annum. At March 31, 1997, the Benchmark CD Rate was 5.52%. Accordingly, the outstanding principal on the Series A and Series B Notes will earn interest at 9% per annum through August 15, 1997.

The Series C Notes bear interest on the outstanding principal at a per annum rate of 9%.

Debt Service and Interest Coverage ratios are calculated based on the number of "active" accounts at the end of the period. An active account is one where the customer's alarm system is being monitored. Generally, accounts are monitored until they become 70 days delinquent. The Debt Service and Interest Coverage ratios for each Series of Notes at March 31, 1997 continue to be consistent with prior periods:

                                       Series A        Series B      Series C
                                       --------        --------      --------
Number of contracts collateralizing
  Notes at issuance                     33,029          11,463        52,840
                                        ------          ------        ------
                                        ------          ------        ------
Number of active accounts at 3/31/97    19,933           7,766        38,865
                                        ------          ------        ------
                                        ------          ------        ------
Debt Service Coverage (at 9%)             1.63            1.85          1.90
                                          ----            ----          ----
                                          ----            ----          ----
Debt Service Coverage (at 11%)            1.47            1.67            --
                                          ----            ----          ----
                                          ----            ----          ----
Interest Coverage (at 9%)                 3.44            3.83          3.69
                                          ----            ----          ----
                                          ----            ----          ----
Interest Coverage (at 11%)                2.82            3.14            --
                                          ----            ----          ----
                                          ----            ----          ----


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

The Consent Agreement required WestSec to furnish to SAMCO, no later than March 31, 1997, a clean, irrevocable and unconditional letter of credit issued by and drawn upon a "AA" rated bank, in form and substance reasonably satisfactory to SAMCO and Westinghouse, in favor of SAMCO in the amount of $85 million (the "LC"), which would secure obligations of Westar, WestSec and Westinghouse under the OSA Agreements and the Consent Agreement.

WestSec has failed to comply with its obligations to furnish the LC to SAMCO. Accordingly, pursuant to the Consent Agreement, Westinghouse will remain liable for certain liabilities of WestSec (as guaranteed by Westar), including without limitation, WestSec's attrition guarantees and the obligation of WestSec to purchase the Contracts on the stated maturity date of each Series of Notes. SAMCO is considering what remedial action, if any, it will pursue regarding WestSec's failure to furnish the required LC.

On May 14, 1997, SAMCO received an unsolicited offer from Western Resources, Inc. (an affiliate of WestSec and Westar) to purchase all of SAMCO's outstanding limited liability interests. SAMCO is presently evaluating this offer.

Should WestSec become unable to perform any of its contractual obligations with respect to the Company in the future, there can be no assurance that any third parties will be available or, even if available, that agreements could be reached with such third parties for comparable services and at comparable cost. Such a situation could have a materially adverse impact on the Company.

The Company does not anticipate the purchase of additional Contracts. As of March 31, 1997, the Company had no capital commitments.

RESULTS OF OPERATIONS
The Company had net income of $232,074 for the quarter ended ended March 31, 1997 as compared to a net loss of $843,528 for the corresponding 1996 quarter. This resulted primarily from the discontinuance of amortization of the investment in Contracts subsequent to December 30, 1996 as described below.

For the three months ended March 31, 1997 and 1996, SAMCO derived 98% of its income from monitoring revenues and the balance from interest income on short term investments.

The decrease in the Company's monitoring revenues for the three months ending March 31, 1997 compared to the corresponding period in 1996 is due to attrition of contracts during 1996 and the first three months of 1997. Accordingly, the related monitoring fee expense has decreased. On December 30, 1996, the Company reclassified its investment in Contracts as held for sale and has discontinued amortizing the cost of the Contracts. This has resulted in lower amortization expense for the current quarter as compared to the quarter ended March 31, 1996. Prior to the reclassification, the Contracts were being amortized over an estimated life of 12 years, as adjusted for attrited Contracts.

Interest expense has decreased as the Company continues to pay down scheduled and additional principal.

The bad debt expense of $87,367 and $211,257 for the three months ended March 31, 1997 and 1996, respectively on the Company's Statement of Operations represents actual revenue loss on attrited Contracts and the potential revenue loss on Contracts with balances greater than 90 days past due as of quarter end.

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

                              PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:
    A list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits.

(b) REPORTS ON FORM 8-K:
    The Company filed a report on Form 8-K dated January 14, 1997, which is incorporated by reference. The contents of the report are as follows:

    On December 30, 1996, Westinghouse Electric Corporation ("WEC") assigned all of its rights, title and interest under the Operational Services Agreement to WestSec, Inc. In conjunction therewith, SAMCO, WEC, WestSec, Inc. and Westsar Capital, Inc. entered into a Consent, Assignment and Modification Agreement.

                                  INDEX TO EXHIBITS

    EXHIBIT                           DESCRIPTION

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

    10.18 Demand Subordinated Note from Company to NAFCO Inc., formerly NYLIFE Asset Finance Corporation dated June 30, 1993. *

    10.19 Demand Subordinated Note from Company to NAFCO Inc., formerly NYLIFE Asset Finance Corporation dated November 30, 1993. *

    10.20 Demand Subordinated Note from Company to NAFCO Inc., formerly NYLIFE Asset Finance Corporation dated February 28, 1994. *

    10.21 Consent, Assignment, Assumption, Amendment and Modification Agreement dated December 30, 1996 between NYLIFE Structured Asset Management Company Ltd.; Westinghouse Electric Corporation, WestSec, Inc. and Westar Capital, Inc.*

    (27)      FINANCIAL DATA SCHEDULE**

-------------------------

    *         Previously filed.
    **        Filed herewith.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on
May 15, 1997.


                             NYLIFE Structured Asset Management
                             Company Ltd.






                                      /s/ Kevin M. Micucci
                                  ------------------------
                             By:  Kevin M. Micucci
                                  Manager and President
                                  (Principal Executive, Financial
                                  and Accounting Officer)