Form 10-Q
period 1997-06-30
NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD
filed 1997-08-12
CIK 880866

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


    (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  JUNE 30, 1997

                                          OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from          to
                                   --------------------

    Commission file number  33-43870
                            --------


                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                 ----------------------------------------------------
                (Exact name of registrant as specified in its charter)

                TEXAS                                  13-3641944
               -------                                ------------
    (State or other jurisdiction                    (I.R.S. Employer
 of incorporation or organization)                 Identification No.)

51 Madison Avenue, New York, New York                     10010
----------------------------------------                  -----
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


                                        INDEX
                                        -----

                                                                       Page No
                                                                       -------

Part I -    Financial Information (Unaudited)

Item 1.     Financial Statements

            Statement of Financial Position as of
            June 30, 1997, and December 31, 1996                           3

            Statement of Operations and Accumulated
            Deficit for the Three and Six Months Ended
            June 30, 1997 and 1996                                         4

            Statement of Changes in Members' Capital for
            the Three and Six Months Ended June 30, 1997 and
            the Year Ended December 31, 1996                               5

            Statement of Cash Flows for the Three and Six
            Months Ended June 30, 1997 and 1996                            6

            Notes to the Financial Statements                              7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  9


Part II -   Other Information

Item 6.     Exhibits and Reports on Form 8-K                              12

            Exhibit Index                                              13-14

            Signatures                                                    15

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                           STATEMENT OF FINANCIAL POSITION

                                        ASSETS

                                                                      June 30,       December 31,
                                                                        1997             1996
                                                                   ------------      ------------
Current assets                                                      (Unaudited)
--------------

  Cash and cash equivalents                                        $  7,453,655      $  7,162,877
  Segregated cash and cash equivalents                                4,033,370         4,279,050
  Monitoring revenue and interest receivables
   (net of allowance of $1,119,258 and $1,066,458, respectively)      1,734,067         2,058,034
  Security alarm monitoring contracts held for sale (Note2)           7,869,661              -
  Due from WestSec                                                       54,004            24,775
                                                                   ------------      ------------

      Total current assets                                           21,144,757        13,524,736
                                                                   ------------      ------------


  Security alarm monitoring contracts held for sale (Note2)          27,854,618        38,454,921
  Debt issuance costs paid to affiliates
   (net of accumulated amortization of $5,232,730
    and $4,731,684, respectively)                                     1,120,696         1,621,742
                                                                   ------------      ------------

         Total assets                                              $ 50,120,071      $ 53,601,399
                                                                   ------------      ------------
                                                                   ------------      ------------


                      LIABILITIES    AND    MEMBERS'    CAPITAL
                      -----------------------------------------


Current liabilities
-------------------

  Monitoring fees payable                                          $    627,777      $    752,722
  Accounts payable and accrued liabilities                              275,059           332,369
  Due to affiliates (Note 3)                                            179,753           187,460
  Unearned revenue                                                    2,699,256         2,772,608
  Interest payable (Note 2)                                             508,970           552,942
  Notes payable (Note 2)                                             15,218,003         3,970,891
                                                                   ------------      ------------

      Total current liabilities                                      19,508,818         8,568,992
                                                                   ------------      ------------

  Notes payable (Note 2)                                             28,700,195        43,741,609
                                                                   ------------      ------------

         Total liabilities                                           48,209,013        52,310,601
                                                                   ------------      ------------

Members' capital
----------------

  Contributed capital                                                 6,000,000         6,000,000
  Distributions to members                                             (632,753)         (632,753)
  Accumulated deficit                                                (3,456,189)       (4,076,449)
                                                                   ------------      ------------

         Total members' capital                                       1,911,058         1,290,798
                                                                   ------------      ------------

         Total liabilities and members' capital                    $ 50,120,071      $ 53,601,399
                                                                   ------------      ------------
                                                                   ------------      ------------



                 See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD. STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                       For the Three Months Ended     For the Six Months Ended
                                         June 30,      June 30,       June 30,        June 30,
                                          1997           1996           1997           1996
                                     -------------  -------------  -------------  -------------
                                      (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)

Income
------

    Monitoring revenue               $  5,099,917   $  5,817,204   $ 10,311,930   $ 11,748,420
    Interest                               92,439         97,243        183,998        198,292
                                     -------------  -------------  -------------  -------------


           Total income                 5,192,356      5,914,447     10,495,928     11,946,712

Expenses
--------

    Monitoring fees                     1,660,154      1,984,711      3,453,780      3,986,697
    Interest expense                    1,007,033      1,186,910      2,045,846      2,431,558
    General and administrative            133,720         74,847        242,549        162,916
    Consulting fees                        71,354         71,354        142,708        142,708
    Asset management fee to affiliate     125,406        140,469        254,667        285,952
    Equity return fee to affiliate         54,347         54,347        108,693        108,693
    Bad debt expense                      356,621        146,605        443,988        357,862
    Amortization of security alarm
      monitoring contracts              1,130,141      2,369,947      2,682,391      5,202,481
    Amortization of debt
      issuance costs                      265,394        295,342        501,046        521,458
                                     -------------  -------------  -------------  -------------

         Total expenses                 4,804,170      6,324,532      9,875,668     13,200,325
                                     -------------  -------------  -------------  -------------

    Net income (loss)                     388,186       (410,085)       620,260     (1,253,613)

    Accumulated deficit at
      beginning of period              (3,844,375)    (2,460,014)    (4,076,449)    (1,616,486)
                                     -------------  -------------  -------------  -------------

    Accumulated deficit
     at end of period                $ (3,456,189)  $ (2,870,099)  $ (3,456,189)  $ (2,870,099)
                                     -------------  -------------  -------------  -------------
                                     -------------  -------------  -------------  -------------

                 See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                       STATEMENT OF CHANGES IN MEMBERS' CAPITAL
                        FOR THE YEAR ENDED DECEMBER 31, 1996,
                      AND FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                     (Unaudited)







                                  NYLIFE        NYLIFE        Total
                               SFD Holding    Depositary     Members'
                                   Inc.          Corp.       Capital
                               -----------   ----------   -----------

  Balance at January 1, 1996     3,125,709      625,052     3,750,761

  Net loss                      (2,049,887)    (410,076)   (2,459,963)
                               -----------   ----------   -----------

  Balance at December 31, 1996   1,075,822      214,976     1,290,798

  Net income                       516,863      103,397       620,260
                               -----------   ----------   -----------

  Balance at June 30, 1997     $ 1,592,685   $  318,373   $ 1,911,058
                               -----------   ----------   -----------
                               -----------   ----------   -----------


See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                               STATEMENT OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS




                                                                   For the six months ended June 30,
                                                                        1997             1996
                                                                   -------------     -------------
                                                                     (Unaudited)       (Unaudited)

Cash flows from operating activities:
 Net income (loss)                                                 $    620,260      $ (1,253,613)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:

   Amortization of security alarm monitoring contracts                2,682,391         5,202,481
   Amortization of debt issuance costs                                  501,046           521,458
   Bad debt expense                                                     443,988           357,862

Changes in assets and liabilities:
  Decrease (increase) in monitoring
   revenue and interest receivables                                    (120,021)          252,597
  Decrease in monitoring fees payable to WestSec                       (124,945)         (144,215)
  Decrease in accounts payable and accrued liabilities                  (57,310)          (38,057)
  Decrease in due to affiliates                                          (7,707)           (9,875)
  Decrease (increase) in due to WestSec                                 (29,229)           16,625
  Decrease in unearned revenue                                          (73,352)         (155,903)
  Decrease in interest payable                                          (43,972)          (59,094)
                                                                   -------------     -------------
   Net cash provided by operating activities                          3,791,149         4,690,266
                                                                   -------------     -------------

Cash flows from investing activities:
    Purchase price refunds - investment in security alarm
     monitoring contracts                                                48,251            40,426
                                                                   -------------     -------------
    Net cash provided by investing activities                            48,251            40,426
                                                                   -------------     -------------

Cash flows from financing activities:
    Principal payments on Notes                                      (3,794,303)       (5,099,149)
                                                                   -------------     -------------
    Net cash used in financing activities                            (3,794,303)       (5,099,149)
                                                                   -------------     -------------
 Net increase (decrease) in cash and cash equivalents                    45,098          (368,457)

Cash and cash equivalents (including segregated cash and
 cash equivalents) at beginning of period                            11,487,025        11,927,586
                                                                   -------------     -------------
Cash and cash equivalents (including segregated cash and
 cash equivalents) at end of period                                $ 11,532,123      $ 11,559,129
                                                                   -------------     -------------
                                                                   -------------     -------------

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                       $  2,089,818      $  2,490,653
                                                                   -------------     -------------
                                                                   -------------     -------------



                 See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                          NOTES TO THE FINANCIAL STATEMENTS
                                    JUNE 30, 1997
                                     (UNAUDITED)

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

NOTE 2 - SECURITY ALARM MONITORING CONTRACTS AND NOTES PAYABLE

The carrying amount of SECURITY ALARM MONITORING CONTRACTS HELD FOR SALE in the Statement of Financial Position at June 30, 1997 includes Contracts collateralizing Series A, B and C Notes as follows:

                          Series A       Series B       Series C       Total(*)
                          --------       --------       --------       --------
Carrying amount         $7,869,661     $3,242,067    $21,410,166    $32,521,894

(*) Excludes 5,035 Contracts acquired from the June 30, 1993, November 30, 1993, and February 28, 1994 acquisitions which are NOT collateral for any series of Notes and therefore are not subject to the Indenture. The carrying amount of these contracts at June 30, 1997 is $1,856,211.

INTEREST PAYABLE and NOTES PAYABLE in the Statement of Financial Position at June 30, 1997 include amounts relating to Series A, B, and C Notes as follows:

                          Series A       Series B       Series C          Total
                          --------       --------       --------          -----
Interest payable          $144,830        $56,696       $307,404       $508,970
                        --------------------------------------------------------
                        --------------------------------------------------------

Notes payable -
  current              $12,497,112     $  470,891   $  2,250,000    $15,218,003
Notes payable -
  non-current                -          4,421,352     24,278,843     28,700,195
                        --------------------------------------------------------
   Total               $12,497,112     $4,892,243    $26,528,843    $43,918,198
                        --------------------------------------------------------
                        --------------------------------------------------------

NOTE 3 - RELATED PARTIES

DUE TO AFFILIATES in the Statement of Financial Position at June 30, 1997 and December 31, 1996 includes (i) the asset management fee payable to SFD Holding of $125,407 and $133,114, respectively, and (ii) the equity return fee payable to SFD Holding of $54,346 and $54,346, respectively.

NOTE 4 - OTHER MATTERS

On May 22, 1997, NYLIFE Structured Asset Management Company Ltd. ("SAMCO") received a letter of credit ("LC") in the aggregate amount of $85,000,000 from The Chase Manhattan Bank. As described in the Company's Annual Report on Form 10-K, the LC was provided to SAMCO in accordance with the provisions of the Consent, Assignment, Assumption, Amendment and Modification Agreement dated December 30, 1996 (the "Agreement") by and between SAMCO, Westinghouse Electric Corporation, WestSec, Inc. and Westar Capital, Inc.

In addition, SAMCO and WestSec Inc. entered into a letter agreement dated May 21, 1997 memorializing certain collateral agreements and understandings related to the LC.

On May 14, 1997 SAMCO received an unsolicited offer from Western Resources, Inc. ("Western", an affiliate of WestSec and Westar) to purchase all of SAMCO's outstanding limited liability interests. SAMCO is presently evaluating this offer.

NOTE 5 - SUBSEQUENT EVENTS

On July 18, 1997, the amount of the LC was reduced to $78,793,000 in accordance with its terms.

On July 30, 1997, Western and Protection One Inc. announced that they will combine their security service businesses to form the second largest U.S. burglar and fire alarm company. Western would own 80.1% of the combined company. The transaction is expected to be completed this year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash from operating activities for the three and six months ended June 30, 1997 decreased from the corresponding 1996 periods as attrition reduced monitoring revenues from customers. During the second quarter of 1997, the Company paid scheduled and additional principal of $598,609, $230,543 and $1,171,030 to the Series A, Series B and Series C Noteholders, respectively.

Attrition, which is the loss of customers, results in decreased cash flow. In order to control the Company's exposure to attrition and the resulting loss of revenue, the Company has received from the Servicer certain attrition guarantees. These guarantees generally provide for the replacement of Contracts, with either cash or Contracts, by the Servicer if attrition exceeds certain levels. Pursuant to the Consent, Assignment, Assumption and Modification Agreement (the "Consent Agreement") pursuant to which WestSec assumed all of Westinghouse's obligations as the Servicer for the Company, as of June 30, 1997, 100% of the Series A, Series B and Series C Contracts owned by the Company are covered by attrition guarantees by the Servicer.

The Company's revenues from Contracts have been sufficient to pay the Servicer Basic Monitoring Fee, scheduled principal and interest on the Notes, third party operating expenses, taxes of the Company's Members (but only Member's taxes in respect of any allocations of taxable income from the Company), subordinated fees, to establish necessary reserves, if any, and to continue to make additional principal payments. The Company expects this trend to continue in 1997. Including the distribution to be paid on August 15, 1997, the Company has paid additional principal of $7,028,385, $2,701,438 and $12,229,203 to the Series A, Series B, and Series C Noteholders, respectively.

Series A and Series B Notes bear interest on the outstanding principal at a per annum floating rate of 2.50 percentage points above the minimum denomination five-year certificate of deposit average rate (the "Benchmark CD Rate"), as reported by the Bank Rate Monitor in its last report of the immediately preceding calendar quarter, but in no event less than 9% per annum or more than 11% per annum. At June 30, 1997, the Benchmark CD Rate was 5.63%. Accordingly, the outstanding principal on the Series A and Series B Notes will earn interest at 9% per annum through November 15, 1997.

The Series C Notes bear interest on the outstanding principal at a per annum rate of 9%.

Debt Service and Interest Coverage ratios are calculated based on the number of "active" accounts at the end of the period. An active account is one where the customer's alarm system is being monitored. Generally, accounts are monitored until they become 70 days delinquent. The Debt Service and Interest Coverage ratios for each Series of Notes at June 30, 1997 continue to be consistent with prior periods:

                                         Series A    Series B    Series C
                                         --------    --------    --------

Number of contracts collateralizing
  Notes at issuance                        33,029      11,463      52,840
                                           ------      ------      ------
                                           ------      ------      ------
Number of active accounts at 6/30/97       18,905       7,346      37,543
                                           ------       -----      ------
                                           ------       -----      ------

Debt Service Coverage (at 9%)                1.57        1.78        1.87
                                             ----        ----        ----
                                             ----        ----        ----
Debt Service Coverage (at 11%)               1.42        1.61         --
                                             ----        ----        ----
                                             ----        ----        ----

Interest Coverage (at 9%)                    3.38        3.75        3.61
                                             ----        ----        ----
                                             ----        ----        ----
Interest Coverage (at 11%)                   2.76        3.06         --
                                             ----        ----        ----
                                             ----        ----        ----

At maturity, the Company is obligated to repay the then outstanding principal balance of the Notes. Pursuant to the Consent Agreement, as each series of Notes mature, WestSec shall purchase all of the Contracts securing such series of Notes for an amount equal to the greater of (i) the fair market value of such Contracts as determined by a nationally recognized independent valuation firm jointly selected by WestSec and SAMCO; or (ii) thirty (30) times the recurring monthly fees and charges payable by customers pursuant to such Contracts. Westinghouse has agreed that if the purchase price payable by WestSec for a particular Series of Notes is less than the amount of all principal and accrued and unpaid interest on such series of Notes, upon notice from SAMCO to Westinghouse, Westinghouse will remit to SAMCO, at the same time the WestSec price is required to be paid, in immediately available funds, the amount in excess of the WestSec price so that the total paid to SAMCO will equal the amount of all principal and accrued and unpaid interest on such Series of Notes. Such notice shall be given by SAMCO to Westinghouse at least five business days prior to the stated maturity date of each Series of Notes.

On May 22, 1997, NYLIFE Structured Asset Management Company Ltd. ("SAMCO") received a letter of credit ("LC") in the aggregate amount of $85,000,000 from The Chase Manhattan Bank. As described in the Company's Annual Report on Form 10-K, the LC was provided to SAMCO in accordance with the provisions of the Consent, Assignment, Assumption, Amendment and Modification Agreement dated December 30, 1996 (the "Agreement") by and between SAMCO, Westinghouse Electric Corporation, WestSec, Inc. and Westar Capital, Inc.

In addition, SAMCO and WestSec Inc. entered into a letter agreement dated May 21, 1997 memorializing certain collateral agreements and understandings related to the LC. On July 18, 1997, the amount of the LC was reduced to $78,793,000 in accordance with its terms.

On May 14, 1997 SAMCO received an unsolicited offer from Western Resources, Inc. (an affiliate of WestSec and Westar) to purchase all of SAMCO's outstanding limited liability interests. SAMCO is presently evaluating this offer.

Should WestSec become unable to perform any of its contractual obligations with respect to the Company in the future, there can be no assurance that any third parties will be available or, even if available, that agreements could be reached with such third parties for comparable services and at comparable cost. Such a situation could have a materially adverse impact on the Company.

On July 30, 1997, Western and Protection One Inc. announced that they will combine their security service businesses to form the second largest U.S. burglar and fire alarm company. Western would own 80.1% of the combined company. The transaction is expected to be completed this year.

The Company does not anticipate the purchase of additional Contracts. As of June 30, 1997, the Company had no capital commitments.

RESULTS OF OPERATIONS

The Company had net income of $388,186 for the three months ended June 30, 1997 as compared to a net loss of $410,085 for the corresponding 1996 period. Similarly, the Company had net income of $620,260 for the six months ended June 30, 1997 as compared to a net loss of $1,253,613 for the corresponding 1996 period. These results are due primarily to the discontinuance of amortization of the investment in Contracts subsequent to December 30, 1996 as described below.

For the three and six months ended June 30, 1997 and 1996, SAMCO derived 98% of its income from monitoring revenues and the balance from interest income on short term investments.

The decrease in the Company's monitoring revenues for the three and six months ending June 30, 1997 compared to the corresponding periods in 1996 is due to attrition of contracts during 1996 and the first six months of 1997. Accordingly, the related monitoring fee expense has decreased. On December 30, 1996, in accordance with Statement of Financial Accounting Standard No. 121., the Company reclassified its investment in Contracts as held for sale and has discontinued amortizing the cost of the Contracts. This has resulted in lower amortization expense for the current three and six month periods as compared to the 1996 periods. Prior to the reclassification, the Contracts were being amortized over an estimated life of 12 years, as adjusted for attrited Contracts.

Interest expense has decreased as the Company continues to pay down scheduled and additional principal.

The bad debt expense of $356,621 and $146,605 for the three months ended June 30, 1997 and 1996, respectively, and the bad debt expense of $443,988 and $357,862 for the six months ended June 30, 1997 and 1996, respectively, on the Company's Statement of Operations represents actual revenue loss on attrited Contracts and the potential revenue loss on Contracts with balances greater than 90 days past due as of quarter end.

The Company's operating expenses include monitoring fees, general and administrative expenses, including (i) lockbox bank fees, (ii) audit and tax fees, (iii) printing and mailing of quarterly and annual reports to investors,
(iv) trustee fees, (v) legal and consulting fees, and (vi) subordinated fees and expenses. The Company's other expenses include bad debt expense, interest expense and amortization of debt issuance costs.

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

(b) REPORTS ON FORM 8-K:

    On May 22, 1997, NYLIFE Structured Asset Management Company Ltd. ("SAMCO") received a letter of credit ("LC") in the aggregate amount of $85,000,000 from The Chase Manhattan Bank. The LC was provided to SAMCO in accordance with the provisions of the Consent, Assignment, Assumption, Amendment and Modification Agreement dated December 30, 1996 (the "Agreement") by and between SAMCO, Westinghouse Electric Corporation, WestSec, Inc. and Westar Capital, Inc.

    In addition, SAMCO and WestSec Inc. entered into a letter agreement dated May 21, 1997 memorializing certain collateral agreements and understandings related to the LC.

                                  INDEX TO EXHIBITS

    EXHIBIT                          DESCRIPTION
    -------                          -----------

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

    4.3   Form of Definitive Note, included as Exhibit B to Exhibit 4.1.  *

    4.4   Form of Security Agreement, included as Exhibit C to Exhibit 4.1.  *

    4.5   Form of First Supplemental Indenture.  *

    4.6   Form of Second Supplemental Indenture.  *

    (10)  MATERIAL CONTRACTS

    10.1 Letter of Credit No. P-271117 dated May 22, 1997 issued by The Chase Manhattan Bank (NYLIFE Structured Asset Management Company Ltd. as Beneficiary and WestSec, Inc. as Applicant).*

    10.2 Letter agreement dated May 21, 1997 between NYLIFE Structured Asset Management Company Ltd. and WestSec, Inc. relating to Letter of Credit No. P-271117 dated May 22, 1997.*


    (27)  FINANCIAL DATA SCHEDULE**

-------------------------------------

    *     Previously filed.
    **    Filed herewith.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 1997.


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