Form 10-Q
period 1997-09-30
NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD
filed 1997-11-12
CIK 880866

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           TO
                               ---------------------

Commission file number  33-43870
                       -----------

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
              ----------------------------------------------------
                (Exact name of registrant as specified in its charter)

            TEXAS                                       13-3641944
            -----                                       ----------
   (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)               Identification No.)


 51 MADISON AVENUE, NEW YORK, NEW YORK                    10010
--------------------------------------                    ----
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

         Yes   X        No
              ------        -------
         Yes   X        No
             ------        -------

                   NYLIFE Structured Asset Management Company Ltd.



                                        INDEX

                                                                       Page No.
                                                                       --------
Part I -            Financial Information (Unaudited)

Item 1.             Financial Statements

                    Statement of Financial Position as of
                    September 30, 1997, and December 31, 1996                3

                    Statement of Operations and Accumulated
                    Deficit for the Three and Nine Months Ended
                    September 30, 1997 and 1996                              4

                    Statement of Changes in Members' Capital for
                    the Year Ended December 31, 1996 and the Nine
                    Months Ended September 30, 1997                          5

                    Statement of Cash Flows for the Three and Nine
                    Months Ended September 30, 1997 and 1996                 6

                    Notes to the Financial Statements                        7

Item 2.             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            9


Part II -           Other Information

Item 6.             Exhibits and Reports on Form 8-K                        12

                    Exhibit Index                                        13-14

                    Signatures                                              15

                      NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                            STATEMENT OF FINANCIAL POSITION

                                         ASSETS

                                                                                       September 30,              December 31,
                                                                                           1997                      1996
                                                                                    -------------------       -------------------
CURRENT ASSETS                                                                          (Unaudited)
  Cash and cash equivalents                                                         $         7,476,243       $         7,162,877
  Segregated cash and cash equivalents                                                        3,667,583                 4,279,050
  Security alarm monitoring contracts held for sale (Note 2)                                 11,428,276                         -
  Monitoring revenue and interest receivables
   (net of allowance of $1,146,130 and $1,066,458 respectively)                               1,866,113                 2,058,034
  Due from WestSec                                                                              146,882                    24,775
  Other receivables                                                                             144,000                         -
                                                                                    -------------------       -------------------
      Total current assets                                                                   24,729,097             13,524,736
                                                                                    -------------------       -------------------

  Security alarm monitoring contracts held for sale (Note 2)                                 23,244,122                38,454,921
  Debt issuance costs paid to affiliates
   (net of accumulated amortization of $5,496,224 and $4,731,684 respectively)                  857,202                 1,621,742
                                                                                    -------------------       -------------------
         Total assets                                                               $        48,830,421       $        53,601,399
                                                                                    -------------------       -------------------
                                                                                    -------------------       -------------------

                             LIABILITIES AND MEMBERS' CAPITAL

CURRENT LIABILITIES

  Monitoring fees payable                                                           $           585,139       $           752,722
  Accounts payable and accrued liabilities                                                      299,996                   332,369
  Due to affiliates (Note 3)                                                                    174,263                   187,460
  Unearned revenue                                                                            2,555,352                 2,772,608
  Interest payable (Note 2)                                                                     489,144                   552,942
  Notes payable (Note 2)                                                                     18,999,205                 3,970,891
                                                                                    -------------------       -------------------

      Total current liabilities                                                              23,103,099                 8,568,992
                                                                                    -------------------       -------------------

  Notes payable (Note 2)                                                                     23,208,292                43,741,609
                                                                                    -------------------       -------------------

         Total liabilities                                                                   46,311,391                52,310,601
                                                                                    -------------------       -------------------


MEMBERS' CAPITAL

  Contributed capital                                                                         6,000,000                 6,000,000
  Distributions to members                                                                     (632,753)                 (632,753)
  Accumulated deficit                                                                        (2,848,217)               (4,076,449)
                                                                                    -------------------       -------------------

         Total members' capital                                                               2,519,030                 1,290,798
                                                                                    -------------------       -------------------

         Total liabilities and members' capital                                     $        48,830,421       $        53,601,399
                                                                                    -------------------       -------------------
                                                                                    -------------------       -------------------

      See accompanying notes to the financial statements.

                     NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD. STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT





                                                  For the Three Months Ended                      For the Nine Months Ended
                                                         September 30,                                  September 30,
                                               ----------------------------------              ----------------------------------
                                                   1997                 1996                       1997                 1996
                                               ------------          ------------              ------------          ------------
INCOME                                          (Unaudited)           (Unaudited)               (Unaudited)           (Unaudited)

    Monitoring revenue                         $  4,872,229          $  5,616,713              $ 15,184,159          $ 17,365,133
    Interest                                         93,013                95,763                   277,011               294,055
                                               ------------          ------------              ------------          ------------
           Total income                           4,965,242             5,712,476                15,461,170            17,659,188

EXPENSES

    Monitoring fees                               1,639,502             1,901,024                 5,093,282             5,887,721
    Interest expense                                976,458             1,149,338                 3,022,304             3,580,896
    General and administrative                      117,886               114,641                   360,435               277,557
    Consulting fees                                  71,354                71,354                   214,062               214,062
    Asset management fee to affiliate               119,916               136,905                   374,583               422,857
    Equity return fee to affiliate                   54,346                54,346                   163,039               163,039
    Bad debt expense                                214,809               185,212                   658,797               543,074
    Amortization of security alarm
      monitoring contracts                          899,505             2,387,708                 3,581,896             7,590,189
    Amortization of debt issuance costs             263,494               321,214                   764,540               842,672
                                               ------------          ------------              ------------          ------------
         Total expenses                           4,357,270             6,321,742                14,232,938            19,522,067
                                               ------------          ------------              ------------          ------------
    Net income (loss)                               607,972              (609,266)                1,228,232            (1,862,879)

    Accumulated deficit
      at beginning of period                     (3,456,189)           (2,870,099)               (4,076,449)           (1,616,486)
                                               ------------          ------------              ------------          ------------
    Accumulated deficit at end of period       $ (2,848,217)         $ (3,479,365)             $ (2,848,217)         $ (3,479,365)
                                               ------------          ------------              ------------          ------------
                                               ------------          ------------              ------------          ------------



     See accompanying notes to the financial statements.

                          NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                         STATEMENT OF CHANGES IN MEMBERS' CAPITAL
                               FOR THE YEAR ENDED DECEMBER 31, 1996,
                        AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                            (Unaudited)



                                         NYLIFE           NYLIFE             Total
                                          SFD           Depositary          Members'
                                      Holding Inc.         Corp.            Capital
                                      ------------     ------------       ------------

Balance at January 1, 1996            $  3,125,709     $    625,052       $  3,750,761

Net loss                                (2,049,887)        (410,076)        (2,459,963)
                                      ------------     ------------       ------------
Balance at December 31, 1996             1,075,822          214,976          1,290,798

Net income                               1,023,486          204,746          1,228,232
                                      ------------     ------------       ------------
Balance at September 30, 1997         $  2,099,308     $    419,722       $  2,519,030
                                      ------------     ------------       ------------
                                      ------------     ------------       ------------

See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                            STATEMENT OF CASH FLOWS
                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                             For the Nine Months Ended September 30,
                                                                             ----------------------------------------
                                                                                   1997                    1996
                                                                             ----------------        ----------------
Cash flows from operating activities:                                           (Unaudited)           (Unaudited)
 Net income (loss)                                                           $      1,228,232        $     (1,862,879)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:

   Amortization of security alarm monitoring contracts                              3,581,896               7,590,189
   Amortization of debt issuance costs                                                764,540                 842,672
   Bad debt expense                                                                   658,797                 543,074

Changes in assets and liabilities:
  (Increase) decrease in monitoring revenue and interest receivables                 (466,876)                205,984
  Increase in due from WestSec                                                       (122,107)                (37,919)
  Increase in other receivables                                                      (144,000)                     --
  Decrease in monitoring fees payable to WestSec                                     (167,583)               (208,769)
  Decrease in accounts payable and accrued liabilities                                (32,373)                (26,766)
  Decrease in due to affiliates                                                       (13,197)                (13,438)
  Decrease in due to WestSec                                                                -                 (14,351)
  Decrease in unearned revenue                                                       (217,256)               (249,241)
  Decrease in interest payable                                                        (63,798)                (83,897)
                                                                             ----------------        ----------------
   Net cash provided by operating activities                                        5,006,275               6,684,659
                                                                             ----------------        ----------------

Cash flows from investing activities:
    Purchase price refunds - investment in security alarm
     monitoring contracts                                                             200,627                  40,426
                                                                             ----------------        ----------------
    Net cash provided by investing activities                                         200,627                  40,426
                                                                             ----------------        ----------------

Cash flows from financing activities:
    Principal payments on Notes                                                    (5,505,003)             (7,219,353)
                                                                             ----------------        ----------------
    Net cash used in financing activities                                          (5,505,003)             (7,219,353)
                                                                             ----------------        ----------------
 Net decrease in cash and cash equivalents                                           (298,101)               (494,268)

Cash and cash equivalents (including segregated cash and
 cash equivalents) at beginning of period                                          11,441,927              11,927,586
                                                                             ----------------        ----------------

Cash and cash equivalents (including segregated cash and
 cash equivalents) at end of period                                          $     11,143,826        $     11,433,318
                                                                             ----------------        ----------------
                                                                             ----------------        ----------------
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                 $      3,086,101        $      3,616,697
                                                                             ----------------        ----------------
                                                                             ----------------        ----------------

                  See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                          NOTES TO THE FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1997
                                     (UNAUDITED)

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

SAMCO has issued a series of secured five year floating rate notes and secured five year fixed rate notes (the "Notes"), in order to finance the acquisition of security alarm monitoring contracts (the "Contracts"). Such Contracts consist of the obligations and payment rights with respect to monitoring services, and in certain instances repair and maintenance services, for security alarm systems in residential homes and light commercial businesses. Security alarm monitoring is the process of notifying designated parties (either individuals or public authorities) if an unauthorized entry, fire, medical or other emergency signal from a customer alarm system is received at a central monitoring station.

These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K.

NOTE 2 - SECURITY ALARM MONITORING CONTRACTS AND NOTES PAYABLE

The carrying amount of SECURITY ALARM MONITORING CONTRACTS HELD FOR SALE in the Statement of Financial Position at September 30, 1997 includes Contracts collateralizing Series A, B and C Notes as follows:

                    Series A       Series B       Series C        Total(*)
                    ----------     ----------     -----------    -----------
Carrying amount     $8,000,110     $3,428,166     $21,425,751    $32,854,027


(*) Excludes 5,035 Contracts acquired from the June 30, 1993, November 30, 1993, and February 28, 1994 acquisitions which are NOT collateral for any series of Notes and therefore are not subject to the Indenture. The carrying amount of these contracts at September 30, 1997 is $1,818,371.

INTEREST PAYABLE and NOTES PAYABLE in the Statement of Financial Position at September 30, 1997 include amounts relating to Series A, B, and C Notes as follows:


                                        Series A          Series B           Series C           Total
                                      ------------      ------------      ------------      ------------
Interest payable                      $    139,464      $     54,643      $    295,037      $    489,144
                                      ------------------------------------------------------------------
                                      ------------------------------------------------------------------
Notes payable - current               $ 12,034,112      $  4,715,093      $  2,250,000      $ 18,999,205
Notes payable - non-current                      -                 -        23,208,292        23,208,292
                                      ------------------------------------------------------------------
   Total                              $ 12,034,112      $  4,715,093      $ 25,458,292      $ 42,207,497
                                      ------------------------------------------------------------------
                                      ------------------------------------------------------------------

Maturity date                            2/15/98           8/15/98           8/15/99
                                      ----------------------------------------------
                                      ----------------------------------------------



NOTE 3 - RELATED PARTIES

DUE TO AFFILIATES in the Statement of Financial Position at September 30, 1997 and December 31, 1996 includes (i) the asset management fee payable to SFD Holding of $119,917 and $133,114, respectively, and (ii) the equity return fee payable to SFD Holding of $54,346 and $54,346, respectively.

NOTE 4 - OTHER MATTERS

On May 22, 1997, SAMCO received a letter of credit ("LC") in the aggregate amount of $85,000,000 from The Chase Manhattan Bank. As described in the Company's Annual Report on Form 10-K, the LC was provided to SAMCO in accordance with the provisions of the Consent, Assignment, Assumption, Amendment and Modification Agreement dated December 30, 1996 (the "Consent Agreement") by and among SAMCO, Westinghouse Electric Corporation, WestSec, Inc. ("WestSec") and Westar Capital, Inc. ("Westar"). The LC secures certain obligations owed to SAMCO under the Consent Agreement and under the Operational Services Agreement between SAMCO and Westinghouse Electric Corporation dated as of November 15, 1991 (the "OSA").

In addition, SAMCO and WestSec entered into a letter agreement dated May
21, 1997 memorializing certain collateral agreements and understandings related to the LC.

On July 30, 1997, Western Resources, Inc., (the parent of WestSec and Westar) and Protection One Inc. announced that they will combine their security service businesses to form the second largest U.S. burglar and fire alarm company. Western would own 80.1% of the combined company. The transaction is expected to be completed this year.

NOTE 5 - SUBSEQUENT EVENTS

On October 3, 1997, the amount of the LC was reduced to $75,995,000 in accordance with its terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
The Company's net cash from operating activities for the three and nine months ended September 30, 1997 decreased from the corresponding 1996 periods as attrition reduced monitoring revenues from customers. During the third quarter of 1997, the Company paid scheduled and additional principal of $463,000, $177,149 and $1,070,550 to the Series A, Series B and Series C Noteholders, respectively.

Attrition, which is the loss of customers, results in decreased cash flow. In order to control the Company's exposure to attrition and the resulting loss of revenue, the Company has received from the Servicer certain attrition guarantees. These guarantees generally provide for the replacement of Contracts, with either cash or Contracts, by the Servicer if attrition exceeds certain levels. Pursuant to the Consent, Assignment, Assumption and Modification Agreement (the "Consent Agreement") pursuant to which WestSec assumed all of Westinghouse's obligations as the Servicer for the Company, as of September 30, 1997, 100% of the Series A, Series B and Series C Contracts owned by the Company are covered by attrition guarantees by the Servicer.

The Company's revenues from Contracts have been sufficient to pay the Servicer Basic Monitoring Fee, scheduled principal and interest on the Notes, third party operating expenses, taxes of the Company's Members (but only Member's taxes in respect of any allocations of taxable income from the Company), subordinated fees, to establish necessary reserves, if any, and to continue to make additional principal payments. The Company expects this trend to continue. Including the distribution to be paid on November 15, 1997, the Company has paid additional principal of $7,054,634, $2,778,288 and $12,577,054 to the Series A, Series B, and Series C Noteholders, respectively.

Series A and Series B Notes bear interest on the outstanding principal at a per annum floating rate of 2.50 percentage points above the minimum denomination five-year certificate of deposit average rate (the "Benchmark CD Rate"), as reported by the Bank Rate Monitor in its last report of the immediately preceding calendar quarter, but in no event less than 9% per annum or more than 11% per annum. At September 30, 1997, the Benchmark CD Rate was 5.54%. Accordingly, the outstanding principal on the Series A and Series B Notes will earn interest at 9% per annum through February 15, 1998.

The Series C Notes bear interest on the outstanding principal at a fixed per annum rate of 9%.

Debt Service and Interest Coverage ratios are calculated based on the number of "active" accounts at the end of the period. An active account is one where the customer's alarm system is being monitored. Generally, accounts are monitored until they become 70 days delinquent. The Debt Service and Interest Coverage ratios for each Series of Notes at September 30, 1997 continue to be consistent with prior periods:

                                        Series A      Series B       Series C
                                        --------      --------       --------
Number of contracts collateralizing
   Notes at issuance                      33,029        11,463         52,840
                                        --------      --------       --------
                                        --------      --------       --------
Number of active accounts at 9/30/97      17,964         7,197         35,735
                                        --------      --------       --------
                                        --------      --------       --------

Debt Service Coverage (at 9%)               1.51          1.78           1.87
                                        --------      --------       --------
                                        --------      --------       --------
Debt Service Coverage (at 11%)               N/A          1.37            N/A
                                        --------      --------       --------
                                        --------      --------       --------

Interest Coverage (at 9%)                   3.29          3.83           3.61
                                        --------      --------       --------
                                        --------      --------       --------
Interest Coverage (at 11%)                   N/A          2.35            N/A
                                        --------      --------       --------
                                        --------      --------       --------

The Series A and Series B Notes mature on February 15, 1998 and August 15, 1998, respectively. Therefore, these liabilities have been classified as current in the Statement of Financial Position.

At maturity, the Company is obligated to repay the then outstanding principal balance of the Notes. Pursuant to the Consent Agreement, as each series of Notes mature, WestSec shall irrevocably purchase all of the Contracts securing such series of Notes for a amount equal to the greater of (i) the fair market value of such Contracts as determined by a nationally recognized independent valuation firm jointly selected by WestSec and SAMCO; or (ii) thirty (30) times the recurring monthly fees and charges payable by customers pursuant to such Contracts. Westinghouse has agreed that if the purchase price payable by WestSec for a particular Series of Notes is less than the amount of all principal and accrued and unpaid interest on such series of Notes, upon notice from SAMCO to Westinghouse, Westinghouse will remit to SAMCO, at the same time the WestSec price is required to be paid, in immediately available funds, the amount in excess of the WestSec price so that the total paid to SAMCO will equal the amount of all principal and accrued and unpaid interest on such Series of Notes. Such notice shall be given by SAMCO to Westinghouse at least five business days prior to the stated maturity date of each Series of Notes.

To secure the obligations of Westar, WestSec and Westinghouse under the Consent Agreement and OSA, SAMCO received on May 22, 1997, a letter of credit ("LC") in the aggregate amount of $85,000,000 from The Chase Manhattan Bank.

In addition, SAMCO and WestSec Inc. entered into a letter agreement dated May 21, 1997 memorializing certain collateral agreements and understandings related to the LC. On July 18 and October 3, 1997 the amount of the LC was reduced in accordance with its terms. As of October 3, 1997, the LC balance is $75,995,000.

On May 14, 1997 SAMCO received an unsolicited offer from Western Resources, Inc. (the parent of WestSec and Westar) to purchase all of SAMCO's outstanding limited liability interests. The offer was insufficient in its terms and was unable to be evaluated by SAMCO.

Should WestSec become unable to perform any of its contractual obligations to the Company in the future, with respect to contract monitoring services there can be no assurance that any third parties will be available or, even if available, that agreements could be reached with such third parties for comparable contract monitoring services and at comparable cost. Such a situation could have a materially adverse impact on the Company.

On July 30, 1997, Western and Protection One Inc. announced that they will combine their security service businesses to form the second largest U.S. burglar and fire alarm company. Western would own 80.1% of the combined company. The transaction is expected to be completed this year.

The Company does not anticipate the purchase of additional Contracts. As of September 30, 1997, the Company had no capital commitments.

RESULTS OF OPERATIONS
The Company had net income of $607,972 for the three months ended September 30, 1997 as compared to a net loss of $609,266 for the corresponding 1996 period. Similarly, the Company had net income of $1,228,232 for the nine months ended September 30, 1997 as compared to a net loss of $1,862,879 for the corresponding 1996 period. These results are due primarily to the discontinuance of amortization of the investment in Contracts subsequent to December 30, 1996 as described below.

For the three and nine months ended September 30, 1997 and 1996, SAMCO derived 98% of its income from monitoring revenues and the balance from interest income on short term investments.

The decrease in the Company's monitoring revenues for the three and nine months ending September 30, 1997 compared to the corresponding periods in 1996 is due to attrition of contracts. Accordingly, the related monitoring fee expense has decreased. On December 30, 1996, in accordance with Statement of Financial Accounting Standard No. 121., the Company reclassified its investment in Contracts as held for sale and has discontinued amortizing the cost of the Contracts. This has resulted in lower amortization expense for the current three and nine month periods as compared to the 1996 periods. Prior to the reclassification, the Contracts were being amortized over an estimated life of 12 years, as adjusted for attrited Contracts.

Interest expense has decreased as the Company continues to pay down scheduled and additional principal.

The increase in bad debt expense for the three and nine months ended September 30, 1997 over the corresponding periods in 1996, is due to an increase in the rate of attrition.

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

Most of the Contracts owned by the Company have a three year term, provide for automatic renewal and allow the Company to increase the customers' monitoring fee at certain times after the initial term. Presently the Company has no intention of increasing monitoring fees.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

                              PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:
    A list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits.

(b) REPORTS ON FORM 8-K:

    None.

                                  INDEX TO EXHIBITS

EXHIBIT            DESCRIPTION
-------            ------------

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

4.3      Form of Definitive Note, included as Exhibit B to Exhibit 4.1.  *

4.4      Form of Security Agreement, included as Exhibit C to Exhibit 4.1.  *

4.5      Form of First Supplemental Indenture.  *

4.6      Form of Second Supplemental Indenture.  *


(27)      FINANCIAL DATA SCHEDULE**


----------------------------

    *    Previously filed.
    **   Filed herewith.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 1997.


                        NYLIFE Structured Asset Management
                        Company Ltd.






                                /s/ Kevin M. Micucci
                             --------------------------
                        By:  Kevin M. Micucci
                             Manager and President
                             (Principal Executive, Financial
                             and Accounting Officer)