Form 10-K405
period 1997-12-31
NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD
filed 1998-03-31
CIK 880866

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 33-43870
                       --------

                 NYLIFE Structured Asset Management Company Ltd.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Texas                                   13-3641944
                    -----                                   ----------
        (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or organization)                 Identification No.)

51 Madison Avenue - Suite 1710, New York, NY                   10010
--------------------------------------------                   -----
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (212)  576-6456
                                                   ---------------

Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE
                                      ----
Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE
                                      ----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable; see Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters.

The Exhibit Index begins on page 26.

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
PART I
Item 1.   Business                                                        3-14
Item 2.   Properties                                                        14
Item 3.   Legal Proceedings                                              14-15
Item 4.   Submission of Matters to a Vote of Security Holders               15


PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                               16
Item 6.   Selected Financial Data                                        16-17
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  18-23
Item 8.   Financial Statements and Supplementary Data                       23
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                               23


PART III
Item 10.  Directors and Executive Officers of the Registrant             24-25
Item 11.  Executive Compensation                                            26
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                    26
Item 13.  Certain Relationships and Related Transactions                    26


PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports            27-29
          on Form 8-K


Signatures                                                                  30


Appendix A to Annual Report on Form 10-K                            F-1 - F-17

DEFINITIONS - All capitalized terms not defined herein shall have the meanings given to them herein and in the Financial Statements attached hereto as Appendix A.

                                     PART I

ITEM 1. BUSINESS

GENERAL
NYLIFE Structured Asset Management Company Ltd. (the "Company" or "SAMCO") is a limited liability company formed under the laws of the State of Texas on October 18, 1991. A limited liability company offers its equity investors limited liability protection while providing them with flow through tax treatment.

SAMCO has two members. The principal member is NYLIFE SFD Holding Inc. ("SFD Holding"), formerly NAFCO Inc. The other member is NYLIFE Depositary Corporation ("NDC"). Both members are Delaware corporations and indirect wholly-owned subsidiaries of New York Life Insurance Company ("New York Life"). Certain directors and officers of SFD Holding have been designated as managers of SAMCO. A manager of a limited liability company is similar to a director of a corporation, and the managers may designate one or more persons as officers of the limited liability company.

SFD Holding and NDC (collectively, the "Members") have purchased membership interests of 83.33% and 16.67%, respectively. In 1992, SFD Holding made an initial capital contribution to SAMCO of 500 shares of $1 par value, nonvoting, non-convertible, 24.39% cumulative preferred stock of NYLIFE Bridge Investor Inc. ("NBII"), like SAMCO a subsidiary of SFD Holding. The preferred stock was originally valued by SAMCO at $5,000,000 which represented SFD Holding's recorded carrying value for the preferred stock. NBII was liquidated and the original investment in preferred stock and accumulated dividends were paid to SAMCO during 1993. On January 15, 1992, NDC made an initial capital contribution of $1,000,000 in cash. SAMCO had no operations prior to that date.

SAMCO has issued three series of secured five-year notes (the "Notes"), at both floating (Series A and Series B) and fixed (Series C) rates, the net proceeds of which were used to finance the acquisition of security alarm monitoring contracts (the "Contracts"). The Contracts acquired consist of the obligations and payment rights with respect to monitoring services, and in certain instances repair and maintenance services, for security alarm systems in homes and light commercial businesses.

SALE OF SERIES A CONTRACTS
In February 1998, SAMCO sold to WestSec for $15,107,145, the Contracts and related assets which constituted the collateral securing SAMCO's Series A Notes (see "Sale of the Security Alarm Business by Westinghouse" on page 6). The transaction was consummated pursuant to the Operational Services Agreement dated November 15, 1991 between SAMCO and Westinghouse Electric Corporation ("Westinghouse"), as amended (the "OSA"). A portion of the proceeds of the sale were used to pay all outstanding principal and accrued interest on the Series A Notes on February 17, 1998, the maturity date of such Notes.

THE SECURITY ALARM INDUSTRY
Security alarm monitoring is the process of notifying designated parties (either individuals or public authorities) if an unauthorized entry, fire, medical or other emergency signal from a customer alarm system is received at a central monitoring station. The Company is engaged in the residential and light commercial security alarm monitoring segment of the security alarm industry.

The security alarm industry can be classified in four segments, each of which serves both residential and commercial markets: (i) manufacturers of alarm system components; (ii) wholesalers who distribute such components; (iii) parties that sell or lease, install and maintain security alarm systems; and
(iv) parties that monitor security alarm signals. Sales, leasing, installation, maintenance and monitoring overlap significantly. Within each geographic market, many companies sell or lease, install, maintain and monitor systems. Many of these companies are independent entities that primarily install and maintain systems. Larger local and regional full service firms and national companies with branch offices such as ADT, Protection One and Security Link, as well as numerous regional and local security companies, also may be present in each geographic market.

Recent studies estimate that approximately 20% of the nation's homes are protected by security alarms connected to central station monitoring facilities. Most alarm dealers serve both commercial and residential markets. Larger companies have historically dominated the commercial market, while smaller companies typically concentrated on the residential market, where there has been a low economic barrier to entry and where low overhead and administrative costs of the smaller companies allow them to charge prices competitive with those charged by their larger competitors.

Dealers in the security alarm industry generally sell or lease, maintain, monitor and service alarm equipment (directly through their own facilities or indirectly through a contractual relationship with a third party) installed with their customers.

Generally, the dealer and customer enter into a monitoring agreement with respect to the security alarm system when the equipment is installed. The typical monitoring agreement provides that the dealer will monitor the system for a specified fee, payable monthly, quarterly or annually in advance, subject to change in rates at the end of the contract term. These agreements generally provide for a three-year term renewable automatically for successive one-year terms unless terminated by either party by written notice within 60 days prior to the annual anniversary date.

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

A customer monitoring agreement in the security alarm industry may include obligations for the sale or lease of equipment, monitoring, maintenance and/or service, with a single periodic fee payable in respect of all such services.

The fee for residential and light commercial monitoring varies depending upon geographic location, sophistication of the security alarm system, the monitoring equipment used and type of customer monitoring agreements .

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

The Company has not acquired equity interests in security alarm monitoring or installation companies; rather, SAMCO has acquired Contracts owned or generated by such companies. The Company does not engage in unrelated businesses.

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

Westinghouse, in performing Contract acquisition services for the Company, pursuant to the OSA, identified for acquisition Contracts owned by Westinghouse, whether internally generated or acquired from unaffiliated third parties. In evaluating its acquisitions, the Company, with the assistance of Coopers & Lybrand L.L.P. and other of its industry consultants, reviewed each proposed acquisition in light of the factors summarized in the preceding paragraph and other information available to it at such time.

Westinghouse was reimbursed at the time of acquisition of Contracts for its direct costs incurred in performing Contract acquisition services (including any necessary conversion activities), including the regular salaries and reasonable benefit costs of Westinghouse employees who performed such acquisition services.

Pursuant to the OSA, Westinghouse and the Company agreed to an Exclusivity Period (the "Exclusivity Period") during which (i) Westinghouse would not acquire Contracts for any entity other than the Company, and (ii) the Company had a right of first refusal to acquire Contracts offered for sale by third parties. Such Exclusivity Period ended on April 10, 1994.

The Company does not intend to purchase additional Contracts in the future.

SALE OF SECURITY ALARM BUSINESS BY WESTINGHOUSE
On December 31, 1996, Westinghouse sold its security alarm business to WestSec, Inc. ("WestSec"), a subsidiary of Western Resources, Inc. In connection with the sale, Westinghouse assigned all of its rights, title and interest under the OSA to WestSec, and WestSec assumed all of Westinghouse's liabilities and obligations under the OSA. In conjunction with Westinghouse's sale and assignment and WestSec's assumption of obligations, the Company, Westinghouse, WestSec and Westar Capital, Inc., an affiliate of WestSec ("Westar"), entered into a Consent, Assignment, Assumption, and Modification Agreement (the "Consent Agreement").

Pursuant to the Consent Agreement, Westar guaranteed all obligations and liabilities of WestSec under the OSA and various related agreements (collectively the "OSA Agreements"), Westinghouse has agreed to remain liable under certain specified obligations in the OSA Agreements, and Westar was required to furnish to the Company, no later than March 31, 1997, an irrevocable letter of credit to secure certain obligations of Westar, WestSec and Westinghouse under the OSA Agreements.

On May 22, 1997, SAMCO received an irrevocable letter of credit ("LC") in the aggregate amount of $85,000,000 from The Chase Manhattan Bank. The LC was provided to SAMCO in accordance with the provisions of the Consent Agreement. In addition, SAMCO and WestSec entered into a letter agreement dated May 21, 1997 memorializing certain collateral agreements and understandings related to the LC. During 1997, the LC was reduced to $75,994,000 in accordance with its terms.

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

Due to such sale, all references in this Form 10-K to "Servicer" shall mean Westinghouse with regard to all time periods through December 31, 1996 and WestSec with regard to the period January 1, 1997 through November 24, 1997.

ACQUISITION OF PROTECTION ONE, INC. BY WESTERN RESOURCES, INC.
On November 24, 1997, Western and Protection One, Inc. ("Protection One") combined their security service businesses to form the second largest U.S. burglar and fire alarm company. Western owns 80.1% of the combined company, which is known as Protection One. Subsequent to November 24, 1997, "Servicer" shall mean Protection One.

CONTRACT MONITORING SERVICES
Pursuant to the OSA, the Servicer's alarm monitoring responsibilities with respect to Contracts include (i) operating and maintaining in good working condition all equipment owned by it and associated with its Central Monitoring Station facilities; (ii) performing such tests as are necessary to ensure that all such equipment is capable and properly configured to receive accurately all signals emitted from customers' alarm systems; (iii) undertaking to ensure that all customers' alarm systems remain properly connected to the Servicer's Central Monitoring Station facilities; (iv) maintaining or causing to be maintained adequate skilled staff at its Central Monitoring Station facilities 24 hours per day, 7 days per week, without interruption; (v) monitoring all incoming signals 24 hours per day, 7 days per week, without interruption (other than interruptions, in the case of the activities referred to in clause (iv) above and this clause (v), caused by any event outside of the direct control of the Servicer and which could not have been avoided or mitigated by the exercise of due care by the Servicer); (vi) verifying and responding to all incoming security alarm system signals promptly, diligently and appropriately at all times, reasonably ensuring that the parties designated by the subject customer (either individuals or public authorities) are notified; (vii) conducting follow-up investigations where appropriate of all security alarm signals received at the Servicer's Central Monitoring Station facilities from customer's alarm systems; (viii) cooperating with customers to reduce the incidence of false alarms; and (ix) taking any other appropriate action required or contemplated in customers' Contracts in response to all signals received at the Servicer's Central Monitoring Station facilities.

In June 1995, Westinghouse's Central Monitoring Station facility was relocated from Las Colinas to Irving, both suburbs of Dallas, Texas (the "Irving Central Monitoring Station"). The Irving Central Monitoring Station, constructed for Westinghouse Security Systems ("WSS"), is one of the largest 24-hour central monitoring station facilities in the industry and has the capacity to monitor up to 550,000 security alarm system customers. The Irving Central Monitoring Station monitors over 400,000 customer accounts in 44 states in the continental United States. The Irving Central Monitoring Station was acquired by WestSec as part of the purchase of the security alarm business from Westinghouse and is now owned by Protection One.

The Irving Central Monitoring Station is a specialized center, which is staffed by trained professional operators, 24 hours a day, 7 days a week. The operators use computers, controlled by specially written computer programs, to assist them in identifying and reporting alarm signals. If a customer's alarm system is activated and an individual zone, such as an alarmed door or window or a heat sensor, senses an intrusion or a fire, the alarm system automatically signals the Irving Central Monitoring Station. The nature of the occurrence and a summary of the customer's account data, including the phone numbers of the customer's designated contact parties, which includes local police, fire and emergency units, are indicated on a computer screen. The operator will normally use his/her computer to phone the customer for a pass code in order to detect false alarms. If no one is home, the operator promptly contacts the parties designated in the customer's service file. If an incorrect pass code is received, the operator promptly dispatches the appropriate emergency service unit such as the police or fire department. A report of the date and time of the signal, a description of the nature of the occurrence and of the actions taken by the operators (including phone numbers called) is recorded and retained at the Irving Central Monitoring Station for a period of time.

In addition to the Irving Central Monitoring Station, WSS had developed and brought on line a physically remote backup monitoring station.

Underwriters Laboratories Inc. ("UL"), an independent, not-for-profit testing organization, has established a certification program for central monitoring station facilities (the "Certification Program"). Central monitoring station facilities, which are certified under such Certification Program, are periodically checked by UL inspection personnel to provide an on-going confirmation of the facilities' certification. The inspection procedures include a review of the facility and its operating practices. The Irving Central Monitoring Station received approval for UL Listing on June 8, 1992. In addition, on March 7, 1994, the Irving Central Monitoring Station received certification from UL for the monitoring of residential fire systems.

The Servicer also provides general and administrative services pursuant to the OSA. These services include: (i) billing each customer in accordance with the terms of such customer's Contract, instructing that payment by the customer be delivered to an address which is a lock box account controlled by the Company;
(ii) collecting past due amounts from customers in accordance with procedures established by the Company and the Servicer; (iii) responding promptly to customers' inquiries pertaining to services provided to them pursuant to their Contracts or otherwise provided to them by the Servicer under the OSA; (iv) obtaining and maintaining all licenses, permits and other governmental authorizations and approvals required for the performance by the Servicer of its activities under the OSA; (v) processing new Contracts and endeavoring to renew existing Contracts; (vi) maintaining current records for each customer; and
(vii) performing general office and clerical services in connection with the foregoing activities.

If the Servicer decides to discontinue its residential and commercial security monitoring business, the Servicer may terminate the OSA at any time upon twelve-months prior written notice to the Company. At any time subsequent to the notice, the Company may terminate the OSA and enter into arrangements for the monitoring of the customers' alarm systems with other companies selected by the Company. The Servicer is obligated to cooperate fully with the orderly transfer of responsibilities (including the transfer of all information relating to customers of, and Contracts owned by, the Company) from the Servicer to such third parties and to pay all costs and expenses incurred by the Company in connection with such transfer. There can be no assurance that any such third parties will be available or, even if available, that such agreements can be reached for comparable services and at comparable cost.

OPERATIONAL SERVICES AGREEMENT
The OSA, unless sooner terminated pursuant to the provisions thereof, expires April 10, 1999, with SAMCO having the right to extend the OSA for a period no longer than six months. SAMCO intends to exercise this right.

The Company pays to the Servicer a fee equal in amount to 35% of the aggregate fees payable under the Contracts and received in good funds in the subject month from customers for the monitoring services performed by the Servicer (aggregate monitoring revenues or "AMR"). Of the monitoring fee payable to the Servicer, 25% of the AMR for the subject month (whether the particular customer pays monthly, quarterly or, in some instances, annually) is immediately due and payable to the Servicer on the 14th day of the following month (the "Servicer Basic Monitoring Fee") and 10% of the AMR for such month is subordinate in right of payment to all quarterly payments of scheduled principal and interest on the Notes due in the calendar quarter during which such subordinated monitoring fee is due, and to all payments of principal and interest on the Notes which are past due, if any ("Servicer Subordinated Monitoring Fee"). Subject to the preceding sentence, the Servicer Subordinated Monitoring Fee is payable on the 16th day of the first month after the quarter in which such fee was collected and will accrue without interest.

The OSA provides that the Servicer shall perform all of its obligations thereunder at the same high professional standard which it brings to all of its business endeavors and completely and totally in keeping with the highest moral and ethical standards, and will deal with the Company fairly, honestly, and in good faith. The OSA also provides that the Servicer will indemnify and hold harmless the Company and any of its Managers, officers, Members, employees or Affiliates from and against any losses or expenses resulting from the failure of the Servicer to perform or otherwise fulfill or comply with any of its agreements or undertakings thereunder.

In the event that the Debt Service Coverage Ratio with respect to any series of Notes for any year commencing on December 31 of the year in which such series of Notes was issued, or any anniversary of such December 31 with respect to such series of Notes (i) is less than 1.60 to 1.00, and (ii) with respect to each year commencing after December 31 of the year in which such series of Notes was issued, has decreased by 5% or more compared to the initial year's Debt Service Coverage Ratio, and as a result thereof, the Company elects to prepay the Notes of such series, and, in connection therewith, the Contracts which are the Collateral for such series of Notes are sold, then, with respect to such Contracts, the obligations of each of the Company and the Servicer under the OSA will cease. If the Debt Service Coverage Ratio for all series of Notes for any year ending December 31 fails to meet the tests described in clauses (i) and
(ii) above, then the Company may, at its option, terminate the OSA and arrange for monitoring services by someone other than the then current Servicer.

COMPETITION
The security alarm business is highly competitive and includes large national and regional companies, as well as smaller local dealers/installers.
Competition is based on the cost of providing a given service and the quality of the service. During recent years, consolidation continues to occur in the industry, partially as a result of companies realizing that monitoring costs are relatively fixed and profits can be increased directly by increasing the number of Contracts monitored. The Company anticipates that this industry consolidation will continue. The Company's competitors include national companies that are currently, or may become, vertically integrated to the point of generating their own Contracts by selling the installation of security alarm systems. In many instances, these larger companies install alarm systems at a loss in order to obtain multi-year monitoring Contracts that permit such companies to recover this installation investment through the monitoring revenues received.

REGULATION
Various state and local authorities regulate the performance of monitoring services. Certain localities in which Contract customers may be located may have laws or ordinances imposing penalties for false alarms with respect to which police or fire personnel are summoned to such customer's home or business. Some of these local ordinances may impose fines on the monitoring company rather than on the customer. Similarly, many localities have ordinances requiring licensing of security alarm monitoring companies. These ordinances may impose licensing fees. Under the OSA, the Servicer is required to obtain and maintain all licenses and permits required in connection with its performance thereunder of the monitoring services and customer servicing obligations, except where the failure to obtain and maintain any such licenses and permits does not have a material adverse effect on the business of the Company.

CUSTOMER SERVICING
Under the OSA, The Servicer is required to provide or cause to be provided, to the extent requested by any customer or required by any such customer's Contract, all activities necessary or, in the good faith judgment of The Servicer, desirable to repair and/or maintain in good working order the security alarm system located on such customer's premises. The Servicer's servicing obligations include, among other things, promptly responding to requests by, and scheduling service calls for, any customer for repair and maintenance of such customer's security alarm system, and establishing repair and maintenance capabilities necessary to service each customer's security alarm system.

Certain Contracts acquired by the Company include only an obligation to monitor, while other Contracts include both monitoring and servicing obligations. With respect to any Contract that does not include a servicing obligation, the Servicer is required, pursuant to the OSA, to provide, for a fee payable directly to the Servicer and at the customer's request, servicing of such customer's security alarm system. Contracts which include a servicing obligation either (a) distinguish that portion of the aggregate periodic fee attributable to monitoring from that portion attributable to servicing or (b) do not distinguish any portion of the aggregate periodic fee as attributable to a particular service.

Under the OSA (a) to the extent that any Contracts distinguish a portion of the aggregate periodic payments by the customers as attributable to servicing and the Company paid a purchase price for such Contracts based on a multiple of the aggregate periodic payments thereunder, or (b) to the extent that any Contracts do not distinguish any portion of the aggregate periodic payments as attributable to a particular service, the Servicer is not entitled to receive any payment for performing servicing obligations under such Contracts, and the entire periodic payments thereunder are deemed attributable to monitoring. To the extent that any Contracts distinguish a portion of the aggregate periodic payments as attributable to servicing and the Company paid a purchase price for such Contracts based on a multiple of only that portion of the aggregate periodic payment attributable to monitoring, the

Servicer is entitled, under the OSA, to receive the full amount of the portion of the aggregate periodic payment attributable to servicing.

The OSA provides that the Services shall not target any Customers under any Contracts, based directly or indirectly on any information concerning any such Customers which was obtained by the Servicer as a result of its performance of any of the Account Management Services, for the purpose of soliciting any such Customer to enter into a contract or agreement with the Servicer, or an Affiliate for the provision of monitoring services to such Customer.

EMPLOYEES
The Company does not have any full-time employees.

CONTRACTS OWNED BY THE COMPANY
During the years ended December 31, 1994, 1993, and 1992, the Company had acquired an aggregate of 101,672 Contracts for an aggregate purchase price of $76,947,795 with recurring annual revenue of $30,550,214. There have been no additional Contract purchases since 1994. The majority of the Contracts are located in California, Florida, Georgia, Tennessee, Texas and Washington. The functional breakdown of the Contracts is approximately 93% residential and 7% light commercial.

At December 31, 1997, SAMCO owned 7,236 active accounts with recurring monthly revenue ("RMR") of $174,396 collateralizing the Series B Notes and 38,996 active accounts with RMR of $971,204 collateralizing the Series C Notes. The majority of the Series B and C Contracts are located in California, Florida, Georgia, Tennessee, Texas and Washington.

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

The tables below set forth information with respect to the experience of the Servicer for the periods indicated relating to attrition of its portfolio of alarm monitoring agreements. Servicer has advised the Company that during the ordinary course of business the customer collection and cancellation experience fluctuates within a range from fiscal quarter to fiscal quarter. The Servicer believes that the percentage stated for delinquencies is within this expected fluctuation experience. However, the high cancellation rate is primarily the result of West Sec's implementation in early 1997 of a failed customer service policy that resulted in the loss of customer accounts.

                         CUSTOMER COLLECTION EXPERIENCE


Billings for monitoring services
for the period April 1, 1997 to September 30, 1997: *       $11,599,191

Collection status as of December 31, 1997:

Outstanding balance for delinquent agreements
(more than or equal to 90 days past due)                    $310,461

Delinquencies as a percentage of billings: **               2.68%



                        CUSTOMER CANCELLATION EXPERIENCE


Period: January 1, 1997 to December 31, 1997

Customer cancellations: ***                                 23,308

Weighted average number of agreements
in seller's portfolio during the period:                    154,931

Customer cancellation rate:                                 15.04%

* Delinquent accounts for the period prior to April 1, 1997 are included in customer cancellations in the "Customer Cancellation Experience" table, and billings from October 1 through December 31, 1997, if not paid, were not delinquent as of December 31, 1997.

** Typically, some, but not all, delinquencies become canceled accounts. See note *** below.

***  Customer cancellations include (i) cancellations due to nonpayment; and
     (ii) cancellations for reasons other than nonpayment.

A summary of Contracts which attrited during 1997, 1996, and 1995 and the related replacement activity is as follows:


                                                                           1997                1996                 1995
                                                                           ----                ----                 ----

Number of attrited Contracts                                              13,335              10,705               8,815
Number of attrited Contracts replaced with Contracts (*)                   4,648               1,655                 225
Number of replacement Contracts (*)                                        4,408               1,509                 299
Number of Contracts replaced with purchase price refunds                   1,221                  69               1,172


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

Gross attrition is calculated as a percent of Contracts originally securing the Notes. Gross attrition percentages for the Contracts collateralizing the Company's Notes are as follows:


                                   1997 (**)        1996           1995
                                   ---------        ----           ----

Series A                             9.7%           6.6%           9.9%
Series B                            13.9%          10.3%          11.5%
Series C (*)                        16.4%          12.9%           7.3%


(*) Includes 5,035 Contracts which are not collateral for the Series C Notes.

(**) High gross attrition in 1997 is primarily the result of WestSec's implementation in early 1997 of a failed customer service policy that resulted in the loss of many WestSec and SAMCO customer accounts.

ATTRITION GUARANTEES - SERIES A, SERIES B AND SERIES C NOTES
Westinghouse, as seller of Contracts to the Company, had the obligation to provide guarantees that capped the Company's exposure to attrition. Such guarantees generally capped attrition at 0% for a period of time after acquisition followed by a period of time during which attrition is capped annually at certain percentages. During the period when a 0% attrition guarantee was in effect, Westinghouse generally had the option to replace attrited accounts either with cash (in an amount equal to the original purchase price paid to Westinghouse for the attrited account) or with replacement Contracts. Among other things, a replacement Contract must be current in all payments due from the customer and must have a RMR not less than the attrited account being replaced. A 0% attrition guarantee provides that SAMCO may lose no more than three months of revenue for each attrited Contract. Approximately 78% of the Contracts originally purchased by the Company were covered by attrition guarantees at December 31, 1996. Pursuant to the Consent Agreement, beginning in 1997, all Contracts originally purchased by the Company will be covered by attrition guarantees provided by WestSec.

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

As mentioned earlier, the Contracts which constituted the collateral securing SAMCO's Series A Notes were sold to WestSec on February 17, 1998.

SERIES B - For the Series B Contracts, Servicer has guaranteed (i) that during the seven-month period ending October 31, 1993, attrited accounts would not exceed 0%; and (ii) during each of the four 12 month periods commencing on November 1, 1993 and ending on October 31, 1997, attrited accounts will not exceed 9.25%. Westinghouse had the option during the period when its 0% attrition guarantee was in effect to replace attrited accounts either with cash in an amount equal to the original purchase price paid to Westinghouse for the attrited account) or with replacement Contracts. When the 9.25% attrition guarantee is in effect, Servicer must replace attrited accounts with Contracts.

SERIES C - For the Series C Contracts acquired on June 30, 1993, Servicer has guaranteed (i) that during the 12 month period ending June 30, 1994, attrited accounts would not exceed 0%; and (ii) during each of the four 12 month periods, commencing on July 1, 1994 and ending on June 30, 1998, attrited accounts will not exceed 10%; and (iii) during one final three month period commencing on July 1, 1998 and ending on October 31, 1998, attrited accounts will not exceed 2.5%.

For the Series C Contracts acquired on November 30, 1993 and February 28, 1994, the respective 0%, 12 month guarantee periods expired on November 30, 1994 and February 28, 1995; the respective 10%, 12 month guarantee periods are from December 1, 1994 to November 30, 1998 and from March 1, 1995 to February 28, 1999.

For the Series C Contracts, Westinghouse had the option during the period when its 0% attrition guarantee was in effect to replace attrited accounts either with cash (in an amount equal to the original purchase price paid to Westinghouse for the attrited account) or with replacement Contracts; provided, however, that Westinghouse could not have replaced more than half of the Contracts which became attrited accounts in any calendar month with cash. Pursuant to the Consent Agreement, WestSec must replace all Series C accounts above an attrition cap of 10% with Contracts. When the 10% attrition guarantee is in effect, Servicer must replace attrited accounts with Contracts.

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


ITEM 3. LEGAL PROCEEDINGS
On March 2, 1998, WestSec filed a state court action against SAMCO in Dallas County, Texas seeking a determination that it does not have to purchase from SAMCO what WestSec calls "person reassignment accounts," and that it is entitled to costs and reasonable attorneys fees. These accounts, WestSec argues, are "accounts that are with a customer who (1) had an account owned by SAMCO which was terminated due to the relocation of the customer and (2) entered into a new security alarm contract with WEC or WestSec at the customer's new location within 120 days after terminating his or her account at the prior location." WestSec contends that such accounts are not included within the collateral securing SAMCO's Notes.

SAMCO contends that it owns these disputed accounts and that either WestSec is obligated to purchase them under Section 9.1 of the OSA or SAMCO is
entitled to sell them to any party.   The dispute is currently confined to
approximately 2,323 accounts relating to the Series A Notes that matured on February 15, 1998. Unless resolved, however, the dispute is likely to extend to other similar accounts related to the Series B and C Notes.

SAMCO has answered WestSec's complaint and filed appropriate counter-claims asserting that (i) SAMCO owns and WestSec is obligated to purchase the accounts in dispute, and/or (ii) WestSec acquired those accounts in material breach of its contractual obligations to SAMCO, which has been damaged by the lost value of those accounts. In addition, SAMCO also seeks lost revenue for those accounts, as well as costs and reasonable attorneys fees.

Nothwithstanding the foregoing, all payments required to have been made to date to the holders of the SAMCO Notes have been paid on a timely basis in accordance with the terms thereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS There is no organized trading market for the Noteholders or members of the Company.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected financial information regarding the Company's financial position as of December 31, 1997, 1996, 1995, 1994 and 1993 and the results of operations for the periods then ended. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Items 7 and 8 of this Report, respectively.


                                                          1997           1996           1995           1994           1993
                                                          ----           ----           ----           ----           ----

Total revenue                                         $20,270,016    $23,230,617    $25,979,002    $26,752,768    $16,619,820
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------

Net income (loss)                                     $ 2,860,543    ($2,459,963)   ($2,123,749)   $   133,235    $   273,107
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------

Cash flow from operations                             $ 6,884,186    $ 8,613,984    $ 9,683,149    $ 9,064,373    $ 6,952,895
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------

 Notes payable (current and non-current):
     Series A                                         $11,695,361    $13,506,863    $15,928,365    $18,263,116    $21,009,544
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------
     Series B                                         $ 4,520,521    $ 5,359,744    $ 6,422,734    $ 7,335,227    $ 8,273,196
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------
     Series C                                         $24,547,924    $28,845,893    $34,506,447    $40,798,349    $27,068,694
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------

Total assets at December 31                           $49,079,278    $53,601,399    $65,894,252    $77,883,745    $67,045,755
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------

SERIES A
Debt Service Coverage (at 9%)                             (**)          1.66           1.73           1.83           1.85
                                                         ----           ----           ----           ----           ----
                                                         ----           ----           ----           ----           ----
Interest Coverage (at 9%)                                 (**)          3.42           3.32           3.26           3.12
                                                         ----           ----           ----           ----           ----
                                                         ----           ----           ----           ----           ----

Debt Service Coverage (at 11%)                            N/A           1.50           1.55           1.62           1.63
                                                         ----           ----           ----           ----           ----
                                                         ----           ----           ----           ----           ----
Interest Coverage (at 11%)                                N/A           2.80           2.71           2.66           2.55
                                                         ----           ----           ----           ----           ----
                                                         ----           ----           ----           ----           ----

SERIES B
Debt Service Coverage (at 9%)                            3.08           1.86           1.89           1.95           1.94
                                                         ----           ----           ----           ----           ----
                                                         ----           ----           ----           ----           ----
Interest Coverage (at 9%)                                5.71           3.76           3.50           3.38           3.19
                                                         ----           ----           ----           ----           ----
                                                         ----           ----           ----           ----           ----

Debt Service Coverage (at 11%)                            N/A           1.68           1.68           1.73           1.71
                                                         ----           ----           ----           ----           ----
                                                         ----           ----           ----           ----           ----
Interest Coverage (at 11%)                                N/A           3.08           2.86          2.77            2.61
                                                         ----           ----           ----           ----           ----
                                                         ----           ----           ----           ----           ----



SERIES C
Debt Service Coverage (at 9%) (*)                        1.83           1.89           2.04           1.97           2.28
                                                         ----           ----           ----           ----           ----
                                                         ----           ----           ----           ----           ----
Interest Coverage (at 9%)                                3.79           3.59           3.60           3.24           2.91
                                                         ----           ----           ----           ----           ----
                                                         ----           ----           ----           ----           ----


(*) The first required principal payment on the Series C Notes was August 15, 1994.
(**) Not meaningful.

Net income for the year ended December 31, 1993 includes a non-recurring dividend of $1,389,306.

Financial data for the year ended 1994 reflects the acquisition of Contracts on February 28, 1994 and the ownership of the Contracts acquired June 30 and November 30, 1993 for a full year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - 1997
The Company's net cash from operating activities decreased as attrition reduced monitoring revenue from customers. During 1997, the Company paid scheduled and additional principal of $1,811,501, $839,222 and $4,297,952 to the Series A, Series B, and Series C Noteholders, respectively.

Attrition, which is the loss of customers, results in decreased cash flow. In order to control the Company's exposure to attrition and the resulting loss of revenue, the Company has received from the Servicer certain attrition guarantees (see Item-1 Business - Attrition Guarantees). These guarantees generally provide for the replacement of Contracts, with either cash or Contracts, by the Servicer if attrition exceeds certain levels. As of December 31, 1997, the Series A and Series C Contracts owned by the Company are covered by attrition guarantees by the Servicer (see Item 1. - Business - Attrition Guarantees - Series A, Series B and Series C Notes).

The Company's revenues from Contracts have been sufficient to pay the Servicer Basic Monitoring Fee, scheduled principal and interest on the Notes, third party operating expenses, taxes of the Company's Members (but only Member's taxes in respect of any allocations of taxable income from the Company), subordinated fees, to establish necessary reserves, if any, and to continue to make additional principal payments. The Company expects this trend to continue in 1998.

Series A and Series B Notes bear interest on the outstanding principal at a per annum floating rate of 2.50 percentage points above the minimum denomination five-year certificate of deposit average rate (the "Benchmark CD Rate"), as reported by the Bank Rate Monitor in its last report of the immediately preceding calendar quarter, but in no event less than 9% per annum or more than 11% per annum. At December 31, 1997, the Benchmark CD Rate was 5.42%. Accordingly, the outstanding principal on the Series B Notes will earn interest at 9% per annum through May 15, 1997.

Debt Service and Interest Coverage ratios are calculated based on the number of "active" accounts at the end of the period. An active account is one where the customer's alarm system is being monitored. Generally, accounts are monitored until they become 70 days delinquent. As indicated in Item 6 - Selected Financial Data, the Debt Service and Interest Coverage ratios for the Series C Notes at December 31, 1997 continues to be consistent with prior years. The Debt Service and Interest Coverage ratios for the Series B Notes were materially higher at December 31, 1997 than in prior years. Since the Series B Notes mature on August 15, 1998, only six months of required principal and interest payments are used in calculating the respective ratios.

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

On May 22, 1997, WestSec furnished to SAMCO an irrevocable and unconditional letter of credit issued by The Chase Manhattan Bank in favor of SAMCO in the amount of $85 million (the "LC") in accordance with the Consent Agreement. The LC secures certain obligations owed to SAMCO under the OSA Agreements and the Consent Agreement. During 1997, the LC was reduced to $75,994,000 in accordance with its terms.

In addition, SAMCO and WestSec entered into a letter agreement dated May 21, 1997 memorializing certain collateral agreements and understandings related to the LC.

DISPOSITION OF ASSETS AND MATURITY OF SERIES A NOTES
In February 1998, SAMCO sold to WestSec for $15,107,145, the Contracts and related assets which constituted the collateral securing SAMCO's Series A Notes. The transaction was consummated pursuant to the OSA and the Consent Agreement.
A portion of the proceeds of the sale were used to pay all outstanding principal and accrued interest on the Series A Notes on February 17, 1998, the maturity date of such Notes.

Concurrent with the sale, SAMCO and WestSec instructed The Chase Manhattan Bank to reduce the LC to $54,338,000 in accordance with its terms.

The Company does not anticipate the purchase of additional Contracts. As of December 31, 1997, the Company had no material capital commitments.

On May 14, 1997 SAMCO received an unsolicited offer from Western to purchase all of SAMCO's outstanding limited liability interests. The offer was insufficient in its terms and was unable to be evaluated by SAMCO.

Should WestSec become unable to perform any of its contractual obligations with respect to the Company in the future, there can be no assurance that any third parties will be available or, even if available, that agreements could be reached with such third parties for comparable services and at comparable cost. Such a situation could have a materially adverse impact on the Company.

RESULTS OF OPERATIONS - 1997
For the year ended December 31, 1997, SAMCO derived 98% of its income from monitoring revenues and the balance from interest income on short term investments.

The decrease in the Company's monitoring revenues for the year ending December 31, 1997 compared to the corresponding period in 1996 is a result of the attrition of Contracts in 1997.

Accordingly, the related monitoring fee expense decreased in 1997. An increase in attrition expense was offset by a decrease in amortization expense as attrition decreases the amortizable base of Contracts. Interest expense decreased in 1997 as the Company continues to pay down scheduled and additional principal. The bad debt expense of $834,691 on the Company's Statement of Operations in 1997 represents actual revenue loss on attrited Contracts and the potential revenue loss on Contracts with balances greater than 90 days past due as of December 31, 1997.

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

Attrition, which is the loss of customers, results in decreased cash flow. In order to control the Company's exposure to attrition and the resulting loss of revenue, the Company has received from Servicer certain attrition guarantees (see Item-1 Business - Attrition Guarantees). These guarantees generally provide for the replacement of Contracts, with either cash or Contracts, by the Servicer if attrition exceeds certain levels. At December 31, 1996, the Series A, Series B and Series C Contracts owned by the Company were covered by attrition guarantees by the Servicer (see Item 1. - Business - Attrition Guarantees - Series A, Series B and Series C Notes).

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

The decrease in the Company's monitoring revenues for the year ending
December 31, 1996 compared to the corresponding period in 1995 is a result of the attrition of Contracts in 1996. Accordingly, the related monitoring fee expense decreased in 1996. An increase in attrition expense was offset by a decrease in amortization expense as attrition decreases the amortizable base of Contracts. Interest expense decreased in 1996 as the Company continues to pay down scheduled and additional principal. The bad debt expense of $751,164 on the Company's Statement of Operations in 1996 represents actual revenue loss on attrited Contracts and the potential revenue loss on Contracts with balances greater than 90 days past due as of December 31, 1996.

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

Name                   Age                   Title
----                   ---                   -----

Kevin M. Micucci       39   Manager and President
Jean E. Hoysradt       47   Manager and Vice President of Investment
Jay S. Calhoun         42   Vice President and Treasurer
Scott J. Drath         34   Manager, Vice President, Controller and Secretary
Richard W. Zuccaro     48   Tax Vice President
Jefferson C. Boyce     40   Manager

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

Jay S. Calhoun has been Vice President and Treasurer of the Company since March 1993. Mr. Calhoun is Treasurer and was named Senior Vice President of New York Life Insurance Company in March 1997. He was named Vice President and Associate Treasurer of New York Life Insurance Company in March 1992 and, prior to that time, served as a Corporate Vice President in the Treasury Department. Mr. Calhoun received a B.A. degree from Princeton University and an M.S. degree in Business Policy from Columbia University.

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

Jefferson C. Boyce has been a Manager of the Company since June 1993. Mr. Boyce is Chairman and Chief Executive Officer of Monitor Capital Advisors, Inc., a subsidiary of New York Life Insurance Company. Prior to assuming this role he was a Senior Vice President of New York Life Insurance Company in charge of the MainStay Family of mutual funds and President of NYLIFE Securities Inc. and NYLIFE Distributors Inc., broker dealers. Mr. Boyce received a B.B.S. degree in Finance from Baruch College and has completed the Advanced Management Program at the Harvard Business School.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                                         Amount and Nature
Title of      Name and Address              of Beneficial        Percent of
 class        Beneficial Owner                Ownership             Class
 -----        ----------------                ---------             -----
-           NYLIFE SFD Holding Inc.    Voting interest of the      83.33%
            51 Madison Avenue                  Company
            New York, NY 10010

-           NYLIFE Depositary Corp.    Voting interest of the      16.67%
            51 Madison Avenue                  Company
            New York, NY 10010




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information regarding certain payments to Members of the Company and their affiliates and certain contractual arrangements and related transactions are contained in Note 7 to the Financial Statements on pages F-8 through F-16 of this Form 10-K.

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

     10.18 Demand Subordinated Note from Company to NAFCO Inc., formerly NYLIFE Asset Finance Corporation dated June 30, 1993. *

     10.19 Demand Subordinated Note from Company to NAFCO Inc., formerly NYLIFE Asset Finance Corporation dated November 30, 1993. *

     10.20 Demand Subordinated Note from Company to NAFCO Inc., formerly NYLIFE Asset Finance Corporation dated February 28, 1994. *

     10.21 Consent, Assignment, Assumption, Amendment and Modification Agreement dated December 30, 1996 between NYLIFE Structured Asset Management Company Ltd.; Westinghouse Electric Corporation, WestSec, Inc. and Westar Capital, Inc. *

     10.22 Letter of Credit No. P-271117 dated May 22, 1997 issued by The Chase Manhattan Bank (NYLIFE Structured Asset Management Company Ltd. as Beneficiary and WestSec, Inc. as Applicant). *

     10.23 Letter agreement dated May 21, 1997 between NYLIFE Structured Asset Management Company Ltd. and WestSec, Inc. relating to Letter of Credit No. P-271117 dated May 22, 1997. *

     10.24 Accounts Purchase Agreement dated February 17, 1998 between WestSec, Inc. and NYLIFE Structured Asset Management Company Ltd. *

     (27)     FINANCIAL DATA SCHEDULE

     (b)      REPORTS ON FORM 8-K:

             NONE.

---------------

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

                              NYLIFE Structured Asset Management
                              Company Ltd.

          March 31, 1998           By: /s/ Kevin M. Micucci
                                       --------------------
                                           Kevin M. Micucci
                                           Manager and President (Principal
                                           Executive Officer and Principal
                                           Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities of and on the dates indicated.


Signature                Title                                   Date
---------                -----                                   ----

/s/ Kevin M. Micucci     Manager and President                   March 31, 1998
---------------------    (Principal Executive Officer and
    Kevin M. Micucci     Principal Financial and Accounting
                         Officer)

/s/ Jean E. Hoysradt     Manager and Vice President              March 31, 1998
--------------------     of Investment
    Jean E. Hoysradt

/s/ Jay S. Calhoun       Vice President and Treasurer            March 31, 1998
-------------------
    Jay S. Calhoun

/s/ Scott J. Drath       Manager, Vice President and             March 31, 1998
-------------------      Controller
    Scott J. Drath

                         Tax Vice President                      March 31, 1998
-------------------
 Richard W. Zuccaro

                         Manager                                 March 31, 1998
-------------------
 Jefferson C. Boyce

                                  APPENDIX A TO

                           ANNUAL REPORT ON FORM 10-K

                        ITEM 8 AND ITEM 14(A)(1) AND (2)

          FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES AS OF

                        DECEMBER 31, 1997, 1996 AND 1995

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.

Form 10-K -- Item 8 and Item 14(a)(1) and (2)

NYLIFE Structured Asset Management Company Ltd.

INDEX OF FINANCIAL STATEMENTS


Report of Independent Accountants                                           F-3

Statement of Financial Position as of December 31, 1997 and 1996            F-4

Statement of Operations and (Accumulated Deficit) and Retained
Earnings for the Years Ended December 31, 1997, 1996 and 1995               F-5

Statement of Changes in Members' Capital for the Years Ended
December 31, 1997, 1996 and 1995                                            F-6

Statement of Cash Flows for the Years Ended December 31, 1997,
1996 and 1995                                                               F-7

Notes to the Financial Statements                                   F-8 to F-17


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

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Managers and Members of
NYLIFE Structured Asset Management Company Ltd.


In our opinion, the accompanying statement of financial position and the related statements of operations and accumulated deficit, changes in members' capital and cash flows present fairly, in all material respects, the financial position of NYLIFE Structured Asset Management Company Ltd. at December 31, 1997, and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
1177 Ave. of the Americas
New York, New York
March 30, 1998

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                         STATEMENT OF FINANCIAL POSITION


                                                               ASSETS

                                                                                                           December 31,
                                                                                                       1997           1996
                                                                                                   -----------    -----------

CURRENT ASSETS

  Cash and cash equivalents                                                                        $ 7,633,845    $ 7,162,877
  Segregated cash and cash equivalents                                                               4,577,980      4,279,050
  Monitoring revenue and interest receivables
   (net of allowance of $1,143,444 and $1,066,458, respectively)                                     1,715,726      2,058,034
  Security alarm monitoring contracts held for sale - current portion (Notes 3 and 6)               11,195,005             --
  Due from WestSec                                                                                     141,709         24,775
  Other receivables                                                                                    234,638             --
                                                                                                   -----------    -----------

      Total current assets                                                                          25,498,903     13,524,736
                                                                                                   -----------    -----------


  Security alarm monitoring contracts held for sale (Notes 3 and 6)                                 22,984,661     38,454,921
  Debt issuance costs paid to affiliates
   (net of accumulated amortization of $5,757,712 and $4,731,684, respectively)                        595,714      1,621,742
                                                                                                   -----------    -----------

      Total assets                                                                                 $49,079,278    $53,601,399
                                                                                                   -----------    -----------
                                                                                                   -----------    -----------

                                                  LIABILITIES AND MEMBERS' CAPITAL
CURRENT LIABILITIES

  Monitoring fees payable                                                                          $   639,503    $   752,722
  Accounts payable and accrued liabilities                                                             319,919        332,369
  Due to affiliates (Note 7)                                                                           260,552        187,460
  Unearned revenue                                                                                   2,471,743      2,772,608
  Interest payable (Note 6)                                                                            472,414        552,942
  Notes payable - current portion (Note 6)                                                          18,465,882      3,970,891
                                                                                                   -----------    -----------

      Total current liabilities                                                                     22,630,013      8,568,992
                                                                                                   -----------    -----------

  Notes payable (Note 6)                                                                            22,297,924     43,741,609
                                                                                                   -----------    -----------

      Total liabilities                                                                             44,927,937     52,310,601
                                                                                                   -----------    -----------

MEMBERS' CAPITAL

  Contributed capital                                                                                6,000,000      6,000,000
  Distributions to members                                                                            (632,753)      (632,753)
  Accumulated deficit                                                                               (1,215,906)    (4,076,449)
                                                                                                   -----------    -----------

      Total members' capital                                                                         4,151,341      1,290,798
                                                                                                   -----------    -----------

      Total liabilities and members' capital                                                       $49,079,278    $53,601,399
                                                                                                   -----------    -----------
                                                                                                   -----------    -----------


              See accompanying notes to the financial statements.

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                                                                         For the years ended December 31,
                                                                                        1997           1996           1995
                                                                                    -----------    -----------    -----------

INCOME
  Monitoring revenue                                                                $19,899,321    $22,844,144    $25,554,085
  Interest                                                                              370,695        386,473        424,917
                                                                                    -----------    -----------    -----------

     Total income                                                                    20,270,016     23,230,617     25,979,002
                                                                                    -----------    -----------    -----------

EXPENSES

  Monitoring fees                                                                     6,672,621      7,732,543      8,682,022
  Interest expense                                                                    3,963,054      4,684,855      5,509,539
  General and administrative                                                            479,278        379,276        373,985
  Consulting fees                                                                       285,416        285,416        285,416
  Asset management fee to affiliate                                                     490,151        555,971        625,765
  Equity return fee to affiliate                                                        217,385        217,385        217,385
  Bad debt expense                                                                      834,691        751,164        748,309
  Valuation adjustment of security alarm monitoring contracts                         3,440,849      9,924,570     10,291,906
  Amortization of debt issuance costs paid to affiliates                              1,026,028      1,159,400      1,368,424
                                                                                    -----------    -----------    -----------

     Total expenses                                                                  17,409,473     25,690,580     28,102,751
                                                                                    -----------    -----------    -----------

  Net income (loss)                                                                   2,860,543     (2,459,963)    (2,123,749)

  (Accumulated deficit) retained earnings
  at beginning of year                                                               (4,076,449)    (1,616,486)       507,263
                                                                                    -----------    -----------    -----------

  Accumulated deficit at end of year                                                $(1,215,906)   $(4,076,449)   $(1,616,486)
                                                                                    -----------    -----------    -----------
                                                                                    -----------    -----------    -----------



              See accompanying notes to the financial statements.

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997 , 1996 AND 1995


                                                    NYLIFE          Total
                                   NYLIFE SFD     Depositary      Members'
                                  Holding Inc.       Corp.         Capital
                                  ------------    ----------      --------

Balance at January 1, 1995        $ 4,895,429      $ 979,081    $ 5,874,510

Net loss                           (1,769,720)      (354,029)    (2,123,749)
                                  -----------      ---------    -----------

Balance at December 31, 1995        3,125,709        625,052      3,750,761

Net loss                           (2,049,887)      (410,076)    (2,459,963)
                                  -----------      ---------    -----------

Balance at December 31, 1996        1,075,822        214,976      1,290,798

Net income                          2,383,690        476,853      2,860,543
                                  -----------      ---------    -----------

Balance at December 31, 1997      $ 3,459,512      $ 691,829    $ 4,151,341
                                  -----------      ---------    -----------
                                  -----------      ---------    -----------



              See accompanying notes to the financial statements.

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                         For the years ended December 31,
                                                                                        1997           1996           1995
                                                                                    -----------    -----------    -----------

Cash flows from operating activities:
 Net income (loss)                                                                  $ 2,860,543    $(2,459,963)   $(2,123,749)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:

  Amortization of security alarm monitoring contracts                                 3,440,849      9,924,570     10,291,906
  Amortization of debt issuance costs                                                 1,026,028      1,159,400      1,368,424
  Bad debt expense                                                                      834,691        751,164        748,309

Changes in assets and liabilities:
  Increase in monitoring revenue and interest receivables                              (492,383)       (48,568)      (275,143)
  Increase in due from WestSec                                                         (116,934)       (24,775)            --
  Increase in other receivables                                                        (234,638)            --             --
  (Decrease) in monitoring fees payable                                                (113,219)      (191,147)        (4,844)
  (Decrease) increase in accounts payable and accrued liabilities                       (12,450)        (2,124)        64,551
  Increase (decrease) in due to affiliates                                               73,092        (17,230)       (17,473)
  (Decrease) in due toWestSec                                                                 -        (14,351)      (120,230)
  (Decrease) in unearned revenue                                                       (300,865)      (357,010)      (138,052)
  (Decrease) in interest payable                                                        (80,528)      (105,982)      (110,550)
                                                                                    -----------    -----------    -----------
  Net cash provided by operating activities                                           6,884,186      8,613,984      9,683,149
                                                                                    -----------    -----------    -----------

Cash flows from investing activities:
  Purchase price refunds - investment in security alarm monitoring contracts            834,406         45,403        902,897
                                                                                    -----------    -----------    -----------
  Net cash provided by investing activities                                             834,406         45,403        902,897
                                                                                    -----------    -----------    -----------

Cash flows from financing activities:
  Principal payments on Notes                                                        (6,948,694)    (9,145,046)    (9,539,146)
                                                                                    -----------    -----------    -----------
  Net cash used in financing activities                                              (6,948,694)    (9,145,046)    (9,539,146)
                                                                                    -----------    -----------    -----------
 Net increase (decrease) in cash and cash equivalents                                   769,898       (485,659)     1,046,900

Cash and cash equivalents (including segregated cash and
 cash equivalents) at beginning of year                                              11,441,927     11,927,586     10,880,686
Cash and cash equivalents (including segregated cash and
 cash equivalents) at end of year                                                   $12,211,825    $11,441,927    $11,927,586
                                                                                    -----------    -----------    -----------
                                                                                    -----------    -----------    -----------

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                            $ 4,043,582    $ 4,790,832    $ 5,620,089
                                                                                    -----------    -----------    -----------
                                                                                    -----------    -----------    -----------



               See accompanying notes to the financial statements.

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE 1 - ORGANIZATION

NYLIFE Structured Asset Management Company Ltd. (the "Company" or "SAMCO") is a limited liability company formed under the laws of the State of Texas on October 18, 1991. A limited liability company offers its equity investors limited liability protection while providing them with flow through tax treatment.

SAMCO has two members. The principal member is NYLIFE SFD Holding Inc. ("SFD Holding"), formerly NAFCO Inc. The other member is NYLIFE Depositary Corporation ("NDC"). Both members are Delaware corporations and wholly owned subsidiaries of NYLIFE Inc. (a direct wholly owned subsidiary of New York Life Insurance Company, "New York Life"). Certain directors and officers of SFD Holding have been designated as managers of SAMCO. A manager of a limited liability company is similar to a director of a corporation, and may designate one or more persons as officers of the limited liability company.

On January 15, 1992, SFD Holding and NDC (collectively, the "Members") purchased membership interests in SAMCO of 83.33% and 16.67%, respectively. SFD Holding made an initial capital contribution to SAMCO of 500 shares of $1 par value, non-voting, non-convertible, 24.39% cumulative preferred stock of NYLIFE Bridge Investor Inc. ("NBII"), a subsidiary of SFD Holding prior to its liquidation on June 30, 1993. The preferred stock was originally valued by SAMCO at $5,000,000 which represents SFD Holding's recorded carrying value for the preferred stock. NDC made an initial capital contribution of $1,000,000 in cash. SAMCO had no operations prior to January 15, 1992.

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

All references in these Notes to the Financial Statements to "Servicer" shall mean Westinghouse Electric Corporation ("Westinghouse") with regard to all periods prior to December 31, 1996, and WestSec, Inc. ("WestSec"), a subsidiary of Western Resources, Inc. ("Western") with regard to the period from January 1, 1997 to November 24, 1997 (see Note 3 regarding the Consent Agreement).

On November 24, 1997, Western (the parent of WestSec and Westar) and
Protection One, Inc. ("Protection One") combined their security service businesses to form the second largest U.S. burglar and fire alarm company. Western owns 80.1% of the combined company. Subsequent to the combination, Servicer shall mean Protection One.

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

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include investments in highly liquid money market funds. Such funds invest in short-term obligations of the United States government. The carrying value of cash and cash equivalents approximates fair value.

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

MONITORING REVENUE RECOGNITION
The Company derives its revenues almost exclusively from the receipt of customer payments for alarm monitoring services. The Company recognizes revenue as the monitoring services are provided (accrual basis). The allowance for uncollectible monitoring revenue represents receivables greater than 90 days past due.

MONITORING FEES
Servicer is entitled to payment of 25% of aggregate monthly revenue ("AMR") for the performance of monitoring services under the Contracts (the "Servicer Basic Monitor Fee"), the effect of which is that Servicer will receive the Servicer Basic Monitoring Fee before the Noteholders receive their quarterly payments. Servicer is also entitled to an additional 10% of AMR for the performance of such services (the "Servicer Subordinated Monitoring Fee") which is subordinate to the payment of (i) the Servicer Basic Monitoring Fee, (ii) principal and interest on the Notes, (iii) taxes on operating income and (iv) administrative expenses.

VALUATION ADJUSTMENT OF SECURITY ALARM MONITORING CONTRACTS
From inception through December 31, 1996, the Company's investment in Contracts was amortized over the estimated lives of the Contracts of approximately 12 years, as adjusted for attrited (terminated) Contracts.
Upon Contract attrition, the remaining book value of the Contract is written off. On December 31, 1996, the Company, under Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), reclassified its Investment in Security Alarm Monitoring Contracts as held for sale. In accordance with SFAS 121, the Company has reported such Contracts at the lower of carrying amount or fair value less cost to sell and has discontinued amortization of the Contracts effective December 31, 1996. The Company applies SFAS 121 on a contract-by-contract basis.

INCOME TAXES
No provision for federal income taxes is recorded in the financial statements because the Company is not subject to federal income taxes. The tax effect of its activities accrues to the Members.


NOTE 3 - SALE OF THE SECURITY BUSINESS BY WESTINGHOUSE IN 1996

CONSENT AGREEMENT
On December 30, 1996, Westinghouse sold its security alarm business to WestSec. In connection with the sale, Westinghouse assigned all of its rights, title and interest under the Operational Services Agreement (the "OSA") to WestSec, and WestSec assumed all of Westinghouse's liabilities and obligations under the OSA. In conjunction with Westinghouse's sale and assignment and WestSec's assumption, the Company, Westinghouse, WestSec and Westar Capital, Inc. an affiliate of WestSec ("Westar"), entered into a Consent, Assignment, Assumption, and Modification Agreement ("the Consent Agreement").

Pursuant to the Consent Agreement, Westar has guaranteed all obligations and liabilities of WestSec under the OSA and various related agreements (collectively the "OSA Agreements"), Westinghouse has agreed to remain liable under certain specified obligations in the OSA Agreements, and Westar has agreed to furnish to the Company an irrevocable letter of credit to secure certain obligations of Westar, WestSec and Westinghouse under the OSA Agreements.


CONTRACT PURCHASE
In connection with the Consent Agreement, WestSec has committed to purchase, and the Company has committed to sell, the Contracts securing each Series of Notes at fixed dates in the future for a determinable price; such price is supported by a letter of credit from WestSec and, subject to certain conditions, guarantees by Westinghouse. The Company expects to realize a gain on each of these future sales. As a result of entering into the Consent Agreement, the Company has under Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), reclassified its Investment in Security Alarm Monitoring Contracts as held for sale. In accordance with SFAS 121, the Company has reported such Contracts at the lower of carrying amount or fair value less cost to sell and has discontinued amortization of the Contracts effective December 31, 1996 (see "Contract Repurchase - Series A, Series B, and Series C Notes" in the

Management's Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the Consent Agreement affecting these consolidated financial statements).


NOTE 4 - LETTER OF CREDIT

The Consent Agreement required WestSec to furnish to SAMCO a clean, irrevocable and unconditional letter of credit issued by and drawn upon a "AA" rated bank, in form and substance reasonably satisfactory to SAMCO and Westinghouse, in favor of SAMCO in the amount of $85 million (the "LC"). The LC secures obligations of Westar, WestSec and Westinghouse under the OSA Agreements and the Consent Agreement.

On May 22, 1997, SAMCO received a letter of credit ("LC") in the aggregate amount of $85,000,000 from The Chase Manhattan Bank. The LC was provided to SAMCO in accordance with the provisions of the Consent Agreement. The LC secures certain obligations owed to SAMCO under the Consent Agreement and the OSA Agreements.

In addition, SAMCO and WestSec entered into a letter agreement dated May 21, 1997 memorializing certain collateral agreements and understandings related to the LC.

During 1997, the LC was reduced to $75,994,000 in accordance with its terms.


NOTE 5 - ISSUANCE OF NOTES AND ACQUISITION OF CONTRACTS

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

The Series A and Series B Notes bear interest on the outstanding principal at a per annum floating rate of 2.50 percentage points above the minimum denomination five-year certificate of deposit average rate, as reported by Bank Rate Monitor in its last report of the immediately preceding calendar quarter, but in no event less than 9% per annum or more than 11% per annum. Accordingly, at December 31, 1997, the rate on the Series A and Series B Notes was 9%.

The Series C Notes bear interest on the outstanding principal at a per annum rate of 9%.

ATTRITION GUARANTEES- SERIES A, SERIES B, AND SERIES C NOTES
Westinghouse, as seller of Contracts to the Company, had the obligation to provide guarantees that capped the Company's exposure to attrition. Such guarantees generally capped attrition at 0% for a period of time after acquisition followed by a period of time during which attrition is capped annually at certain percentages. During the period when a 0% attrition guarantee was in effect, Westinghouse generally had the option to replace attrited accounts either with cash (in an amount equal to the original purchase price paid to Westinghouse for the attrited account) or with replacement Contracts. Among other things, a replacement Contract must be current in all payments due from the customer and must have a RMR not less than the attrited account being replaced. A 0% attrition guarantee provides that SAMCO may lose no more than three months of revenue for each attrited Contract. Pursuant to the Consent Agreement, all Contracts originally purchased by the Company will be covered by attrition guarantees provided by the Servicer.

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

SERIES B - For the Series B Contracts, Servicer has guaranteed (i) that during the seven-month period ending October 31, 1993, attrited accounts would not exceed 0%; and (ii) during each of the four 12 month periods commencing on November 1, 1993 and ending on October 31, 1997, attrited accounts will not exceed 9.25%. Westinghouse had the option during the period when its 0% attrition guarantee was in effect to replace attrited accounts either with cash (in an amount equal to the original purchase price paid to Westinghouse for the attrited account) or with replacement Contracts. When the 9.25% attrition guarantee is in effect, Servicer must replace attrited accounts with Contracts.

SERIES C - For the Series C Contracts acquired on June 30, 1993, Servicer has guaranteed (i) that during the 12 month period ending June 30, 1994, attrited accounts would not exceed 0%; and (ii) during each of the four 12 month periods, commencing on July 1, 1994 and ending on June 30, 1998, attrited accounts will not exceed 10%; and (iii) during one final three month period commencing on July 1, 1998 and ending on October 31, 1998, attrited accounts will not exceed 2.5%.

For the Series C Contracts acquired on November 30, 1993 and February 28, 1994, the respective 0%, 12 month guarantee periods expired on November 30, 1994 and February 28, 1995; the respective 10%, 12 month guarantee periods are from December 1, 1994 to November 30, 1998 and from March 1, 1995 to February 28, 1999.

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

During 1997, gross attrition for each series exceeded the respective attrition guarantee caps. Attrited accounts in excess of the caps were replaced by the Servicers in accordance with the applicable attrition guarantees.

INVESTMENT CONTRACTS - 5,035 of the Contracts acquired on June 30, 1993, November 30, 1993 and February 28, 1994 were not utilized as collateral for the Company's Series C Notes. The attrition guarantees for these Contracts are identical to those of the Series C Contracts described above.

NOTE 6 - SECURITY ALARM MONITORING CONTRACTS AND NOTES PAYABLE

The carrying amount of SECURITY ALARM MONITORING CONTRACTS HELD FOR SALE in the Statement of Financial Position at December 31, 1997 and 1996 includes Contracts collateralizing Series A, B and C Notes as follows:



                                                     1997           1996
                                                 -----------    -----------

Series A                                         $ 7,821,211    $ 9,111,822
Series B                                           3,373,794      3,710,713
Series C                                          21,121,879     23,558,603
                                                 -----------    -----------
Total (*)                                        $32,316,884    $36,381,138


(*) Excludes 5,035 Contracts acquired from the June 30, 1993, November 30, 1993, and February 28, 1994 acquisitions which are NOT collateral for any series of Notes and therefore are not subject to the Indenture. The carrying amount of these contracts at December 31, 1997 is $1,862,782. The amortization expense on these Contracts for the period January 1, 1996 to December 31, 1996 was $551,919.

Prior to the reclassification of the Contracts as held for sale effective December 31, 1996, the Contracts were being amortized over an estimated life of 12 years, as adjusted for attrited Contracts. Amortization expense for the period January 1, 1996 to December 30, 1996 for Series A, B and C Contracts was $2,286,671, $877,422 and $6,208,558, respectively.



INTEREST PAYABLE and NOTES PAYABLE in the Statement of Financial Position at December 31 ,1997 and December 31, 1996 include amounts relating to Series A, B and C Notes as follows:


                                                        AT DECEMBER 31, 1997

                                                        Series A            Series B            Series C              Total
                                                        --------            --------            --------              -----

Interest payable                                      $   135,538          $   52,389         $   284,487         $   472,414
                                                      -----------          ----------         -----------         -----------
                                                      -----------          ----------         -----------         -----------
Notes payable - current                               $11,695,361          $4,520,521         $ 2,250,000         $18,465,882
Notes payable - non-current                                --                  --              22,297,924          22,297,924
                                                      -----------          ----------         -----------         -----------
   Total                                              $11,695,361          $4,520,521         $24,547,924         $40,763,806
                                                      -----------          ----------         -----------         -----------
                                                      -----------          ----------         -----------         -----------


                                                        AT DECEMBER 31, 1996

                                                        Series A            Series B            Series C              Total
                                                        --------            --------            --------              -----

Interest payable                                      $   156,532          $   62,114         $   334,296         $   552,942
                                                      -----------          ----------         -----------         -----------
                                                      -----------          ----------         -----------         -----------

Notes payable - current                               $ 1,250,000          $  470,891         $ 2,250,000         $ 3,970,891
Notes payable - non-current                            12,256,863           4,888,853          26,595,893          43,741,609
                                                      -----------          ----------         -----------         -----------
   Total                                              $13,506,863          $5,359,744         $28,845,893         $47,712,500
                                                      -----------          ----------         -----------         -----------
                                                      -----------          ----------         -----------         -----------


NOTE 7 - RELATED PARTIES

DUE TO AFFILIATES in the Statement of Financial Position at December 31, 1997 and December 31, 1996, includes (i) the asset management fee payable to SFD Holding of $115,567 and $133,114, respectively (ii) the equity return fee payable to SFD Holding of $54,346 and $54,346, respectively, and $90,639 of professional fees paid by SFD Holding on SAMCO's behalf.

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

NOTE 8 - SUBSEQUENT EVENTS

DISPOSITION OF ASSETS AND MATURITY OF SERIES A NOTES
In February 1998, SAMCO sold to WestSec for $15,107,145, the Contracts and related assets which constituted the collateral securing SAMCO's Series A Notes. The transaction was consummated pursuant to the OSA and the Consent Agreement.
A portion of the proceeds of the sale were used to pay all outstanding principal and accrued interest on the Series A Notes on February 17, 1998, the maturity date of such Notes.

Concurrent with the sale, SAMCO and WestSec instructed The Chase Manhattan Bank to reduce the letter of credit to $54,338,000 in accordance with its terms.

DISTRIBUTION TO SERIES B NOTEHOLDERS
On February 17, 1998, SAMCO distributed $314,324 to the Series B Noteholders which included (i) interest at an annualized rate of 9.00%; (ii) the required quarterly principal repayment of 1.25% and (iii) an additional principal repayment of 0.98%. Subsequent to this distribution, the outstanding principal amount of the Series B Notes is $4,310,976

DISTRIBUTION TO SERIES C NOTEHOLDERS
On February 17, 1998, SAMCO distributed $1,639,974 to the Series C Noteholders which included (i) interest at an annualized rate of 9.00%, (ii) the required quarterly principal repayment of 1.25%, and (iii) additional principal repayment of 1.13%. Subsequent to this distribution, the outstanding principal amount of the Series C Notes is $23,476,943.

LEGAL PROCEEDINGS
On March 2, 1998, WestSec filed a state court action against SAMCO in Dallas County, Texas seeking a determination that it does not have to purchase from SAMCO what WestSec calls "person reassignment accounts," and that it is entitled to costs and reasonable attorneys fees. These accounts, WestSec argues, are "accounts that are with a customer who (1) had an account owned by SAMCO which was terminated due to the relocation of the customer and (2) entered into a new security alarm contract with WEC or WestSec at the customer's new location within 120 days after terminating his or her account at the prior location." WestSec contends that such accounts are not included within the collateral securing SAMCO'S Notes.

SAMCO contends that it owns the disputed accounts and that either WestSec is obligated to purchase them under Section 9.1 of the OSA or SAMCO is entitled
to sell them to any party.   The dispute is currently confined to
approximately 2,323 accounts relating to the Series A Notes that matured on February 15, 1998. Unless resolved, however, the dispute is likely to extend to other similar accounts related to the Series B and C Notes.

SAMCO has answered WestSec's complaint and filed appropriate counter-claims asserting that (i) SAMCO owns and WestSec is obligated to purchase the accounts in dispute, and/or (ii) WestSec acquired those accounts in material breach of its contractual obligations to SAMCO, which has been damaged by the lost value of those accounts. In addition, SAMCO also seeks lost revenue for those accounts, as well as costs and reasonable attorneys fees.

Notwithstanding the foregoing, all payments required to have been made to date to the holders of the SAMCO Notes have been paid on a timely basis in accordance with the terms thereof.