Form 10-Q
period 1998-03-31
NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD
filed 1998-05-14
CIK 880866

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998
                                --------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
                               -----------

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



                                        INDEX
                                        -----

                                                                        Page No.
                                                                        --------
Part I -       Financial Information (Unaudited)

Item 1.        Financial Statements

               Statement of Financial Position as of
               March 31, 1998, and December 31, 1997                       3

               Statement of Operations and Retained Earnings
               (Accumulated Deficit) for the Three Months Ended
               March 31, 1998 and 1997                                     4

               Statement of Changes in Members' Capital for
               the Year Ended December 31, 1997 and the Three
               Months Ended March 31, 1998                                 5

               Statement of Cash Flows for the Three
               Months Ended March 31, 1998 and 1997                        6

               Notes to the Financial Statements                           7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations            11-13

Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk                                                 13

Part II -      Other Information

Item 6.        Exhibits and Reports on Form 8-K                            14

               Exhibit Index                                               15

               Signatures                                                  16

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                           STATEMENT OF FINANCIAL POSITION

                                        ASSETS

                                                                                     March 31,    December 31,
                                                                                       1998           1997
                                                                                    -----------   ------------
CURRENT ASSETS                                                                      (Unaudited)
  Cash and cash equivalents                                                         $14,194,504   $ 7,633,845
  Segregated cash and cash equivalents                                                2,684,315     4,577,980
  Monitoring revenue and interest receivables
   (net of allowance of $755,647 and $1,143,444, respectively)                          829,018     1,715,726
   Due from WestSec                                                                      73,009       141,709
   Other receivables                                                                        -         234,638
                                                                                    -----------   -----------
      Total current assets                                                           17,780,846    14,303,898
                                                                                    -----------   -----------


  Security alarm monitoring contracts held for sale (Note 2)                         25,929,192    34,179,666
  Debt issuance costs paid to affiliates
    (net of accumulated amortization of $5,905,061 and $5,757,712, respectively)
                                                                                        448,365       595,714
                                                                                    -----------   -----------

         Total assets                                                               $44,158,403   $49,079,278
                                                                                    -----------   -----------
                                                                                    -----------   -----------

                                LIABILITIES AND MEMBERS' CAPITAL
CURRENT LIABILITIES

  Monitoring fees payable                                                           $   390,780   $   639,503
  Accounts payable and accrued liabilities                                            1,489,576       319,919
  Due to affiliates (Note 3)                                                            207,076       260,552
  Unearned revenue                                                                    1,575,812     2,471,743
  Interest payable (Note 2)                                                             294,628       472,414
  Notes payable (Note 2)                                                              6,560,974    18,465,882
                                                                                    -----------   -----------

      Total current liabilities                                                      10,518,846    22,630,013
                                                                                    -----------   -----------

  Notes payable (Note 2)                                                             21,226,941    22,297,924
                                                                                    -----------   -----------

        Total liabilities                                                            31,745,787    44,927,937
                                                                                    -----------   -----------

MEMBERS' CAPITAL

  Contributed capital                                                                 6,000,000     6,000,000
  Distributions to members                                                             (632,753)     (632,753)
  Retained earnings (accumulated deficit)                                             7,045,369    (1,215,906)
                                                                                    -----------   -----------

        Total members' capital                                                       12,412,616     4,151,341
                                                                                    -----------   -----------

        Total liabilities and members' capital                                      $44,158,403   $49,079,278
                                                                                    -----------   -----------
                                                                                    -----------   -----------


                 See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
         STATEMENT OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                     (UNAUDITED)


                                                                    For the three months ended March 31,
                                                                             1998          1997
                                                                          -----------   -----------
INCOME
    Monitoring revenue                                                    $ 4,050,568   $ 5,212,013
    Interest and other income                                                 383,078        91,559
    Gain on sale of security alarm monitoring contracts                     7,142,034           -
                                                                          -----------   -----------
         Total income                                                      11,575,680     5,303,572
                                                                          -----------   -----------

EXPENSES

    Monitoring fees                                                         1,264,809     1,793,626
    Interest expense                                                          767,039     1,038,813
    General and administrative                                                202,880       108,829
    Consulting fees                                                            71,354        71,354
    Asset management fee to affiliate                                         113,552       129,261
    Equity return fee to affiliate                                             54,346        54,346
    Bad debt expense                                                          202,718        87,367
    Valuation adjustment of security alarm monitoring contracts               490,358     1,552,250
    Amortization of debt issuance costs paid to affiliates                    147,349       235,652
                                                                          -----------   -----------

         Total expenses                                                     3,314,405     5,071,498
                                                                          -----------   -----------

   Net income                                                               8,261,275       232,074

   Accumulated deficit at beginning of period                              (1,215,906)   (4,076,449)
                                                                          -----------   -----------

   Retained earnings (accumulated deficit) at end of period                $7,045,369   $(3,844,375)
                                                                          -----------   -----------
                                                                          -----------   -----------


                 See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                       STATEMENT OF CHANGES IN MEMBERS' CAPITAL
                        FOR THE YEAR ENDED DECEMBER 31, 1997,
              AND FOR THE THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)



                                     NYLIFE         NYLIFE        Total
                                       SFD        Depositary     Members'
                                   Holding Inc.      Corp.       Capital
                                   -----------    -----------  -----------

  Balance at January 1, 1997        1,075,822       214,976     1,290,798

  Net income                        2,383,690       476,853     2,860,543
                                  -----------   -----------   -----------
  Balance at December 31, 1997      3,459,512       691,829     4,151,341

  Net income                        6,884,120     1,377,155     8,261,275
                                  -----------   -----------   -----------

  Balance at March 31, 1998       $10,343,632    $2,068,984   $12,412,616
                                  -----------   -----------   -----------
                                  -----------   -----------   -----------


                 See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                               STATEMENT OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                     (UNAUDITED)


                                                                   For the three months ended March 31,
                                                                              1998           1997
                                                                          -----------   -----------
Cash flows from operating activities:
 Net income                                                               $ 8,261,275   $   232,074
 Adjustments to reconcile net income to net
  cash provided by operating activities:

   Gain on sale of security alarm monitoring contracts                     (7,142,034)          -
   Amortization of security alarm monitoring contracts                        490,358     1,552,250
   Amortization of debt issuance costs                                        147,349       235,652
   Bad debt expense                                                           202,718        87,367

Changes in assets and liabilities:
  Increase in monitoring revenue and interest receivables                     683,990        71,966
  Decrease (increase) in due from WestSec                                      68,700       (45,400)
  Decrease in other receivables                                               234,638           -
  Decrease in monitoring fees payable                                        (248,723)      (17,840)
  Increase in accounts payable and accrued liabilities                      1,169,657         4,465
  Decrease in due to affiliates                                               (53,476)       (3,853)
  (Decrease) increase in unearned revenue                                    (895,931)        7,666
  Decrease in interest payable                                               (177,786)      (43,546)
                                                                          -----------   -----------
   Net cash provided by operating activities                                2,740,736     2,080,801
                                                                          -----------   -----------

Cash flows from investing activities:
    Proceeds from sale of alarm monitoring contracts - net                 14,865,349           -
    Purchase price refunds - investment in security alarm
     monitoring contracts                                                      36,800        48,251
                                                                          -----------   -----------
    Net cash provided by investing activities                              14,902,149        48,251
                                                                          -----------   -----------

Cash flows from financing activities:
    Principal payments on Notes                                           (12,975,891)   (1,803,933)
                                                                          -----------   -----------
    Net cash used in financing activities                                 (12,975,891)   (1,803,933)
                                                                          -----------   -----------
 Net increase in cash and cash equivalents                                  4,666,994       325,119

Cash and cash equivalents (including segregated cash and
 cash equivalents) at beginning of period                                  12,211,825    11,441,927
                                                                          -----------   -----------
Cash and cash equivalents (including segregated cash and
 cash equivalents) at end of period                                       $16,878,819   $11,767,046
                                                                          -----------   -----------
                                                                          -----------   -----------

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                              $   944,825   $ 1,082,359
                                                                          -----------   -----------
                                                                          -----------   -----------


                 See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                          NOTES TO THE FINANCIAL STATEMENTS
                                    MARCH 31, 1998

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

SAMCO has issued secured five year floating rate notes and secured five year fixed rate notes (the "Notes") in order to finance the acquisition of security alarm monitoring contracts (the "Contracts"). Such Contracts consist of the obligations and payment rights with respect to monitoring services, and in certain instances repair and maintenance services, for security alarm systems in residential homes and light commercial businesses. Security alarm monitoring is the process of notifying designated parties (either individuals or public authorities) if an unauthorized entry, fire, medical or other emergency signal from a customer alarm system is received at a central monitoring station.

All references in this Form 10-Q to "Servicer" shall mean Westinghouse with regard to all time periods through December 31, 1996, WestSec, Inc. ("WestSec") with regard to the period January 1, 1997 through November 24, 1997 and Protection One, Inc. subsequent to November 24, 1997.

NOTE 2 - SECURITY ALARM MONITORING CONTRACTS AND NOTES PAYABLE

DISPOSITION OF ASSETS AND MATURITY OF SERIES A NOTES
In February 1998, SAMCO sold to WestSec for $15,107,145, the Contracts and related assets which constituted the collateral securing SAMCO's Series A Notes. The transaction was consummated pursuant to the Operational Services Agreement ("OSA") and the Consent, Assignment, Assumption, and Modification Agreement (the "Consent Agreement"). A portion of the proceeds of the sale were used to pay all outstanding principal and accrued interest on the Series A Notes on February 17, 1998, the maturity date of such Notes. SAMCO recognized a gain of approximately $7.1 million on the sale of the Contracts.

Concurrent with the sale, SAMCO and WestSec instructed The Chase Manhattan Bank to reduce the WestSec letter of credit (the "LC") to $54,338,000 in accordance with its terms.

The carrying amount of SECURITY ALARM MONITORING CONTRACTS HELD FOR SALE in the Statement of Financial Position at March 31, 1998 includes Contracts collateralizing Series B and C Notes as follows:

                          Series B        Series C       Total(*)
                          --------        --------       --------
Carrying amount          $3,347,286     $20,752,818    $24,100,104

(*) Excludes 5,035 Contracts acquired from the June 30, 1993, November 30, 1993, and February 28, 1994 acquisitions which are NOT collateral for any series of Notes and therefore are not subject to the Indenture. The carrying amount of these contracts at March 31, 1998 is $1,829,088.

INTEREST PAYABLE and NOTES PAYABLE in the Statement of Financial Position at March 31, 1998 include amounts relating to Series B and C Notes as follows:

                                 Series B        Series C        Total
                                 --------        --------        -----
Interest payable                $   45,708       $   248,920     $   294,628
                             -------------------------------------------------
                             -------------------------------------------------
Notes payable - current         $4,310,974       $ 2,250,000     $ 6,560,974
Notes payable - non-current            -          21,226,941      21,226,941
                             -------------------------------------------------
   Total                        $4,310,974       $23,476,941     $27,787,915
                             -------------------------------------------------
                             -------------------------------------------------

Maturity date                      8/15/98           8/15/99
                             ---------------------------------
                             ---------------------------------


NOTE 3 - RELATED PARTIES

DUE TO AFFILIATES in the Statement of Financial Position at March 31, 1998 and December 31, 1997 includes (i) the asset management fee payable to SFD Holding of $113,552 and $115,567, respectively (ii) the equity return fee payable to SFD Holding of $54,346 and $54,346, respectively, and (iii) $39,177 of professional fees paid by SFD Holding on SAMCO's behalf.

NOTE 4- LEGAL PROCEEDINGS

On March 2, 1998, WestSec filed a state court action against SAMCO in Dallas County, Texas seeking a determination that it does not have to purchase from SAMCO what WestSec calls "person reassignment accounts", and that it is entitled to costs and reasonable attorneys fees. These accounts, WestSec argues, are "accounts that are with a customer who (1) had an account owned by SAMCO which was terminated due to the relocation of the customer and (2) entered into a new security alarm contract with WEC or WestSec at the customer's new location within 120 days after terminating his or her account at the prior location." WestSec contends that such accounts are not included within the collateral securing SAMCO's Notes.

SAMCO contends that it owns these disputed accounts and that either WestSec is obligated to purchase them under Section 9.1 of the OSA or SAMCO is entitled to sell them to any party. The dispute is currently confined to approximately 2,323 accounts relating to the Series A Notes that matured on February 15, 1998. Unless resolved, however, the dispute is likely to extend to other similar accounts relating to the Series B and C Notes.

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

NOTE 5- LETTER OF CREDIT

In February 1998, SAMCO received $886,277 from The Chase Manhattan Bank pursuant to its draw upon the LC. This amount relates to the approximately 2,323 "person reassignment accounts" in Series A which SAMCO contends it sold to WestSec on February 17, 1998. This gain has been deferred and is included in ACCOUNTS PAYABLE AND ACCRUED LIABILITIES in SAMCO's Statement of Financial Position pending the outcome of the litigation described above.

NOTE 6 - SUBSEQUENT EVENTS

DISTRIBUTION TO SERIES B NOTEHOLDERS
On May 15, 1998, SAMCO will distribute $303,627 to the Series B Noteholders which includes (i) interest at an annualized rate of 9.00%; (ii) the required quarterly principal repayment of 1.25% and (iii) an additional principal repayment of 0.992%. Subsequent to this distribution, the outstanding principal amount of the Series B Notes, payable at maturity on August 15, 1998, will be $4,099,826.

DISTRIBUTION TO SERIES C NOTEHOLDERS
On May 15, 1998, SAMCO will distribute $1,584,079 to the Series C Noteholders which includes (i) interest at an annualized rate of 9.00%, (ii) the required quarterly principal repayment of 1.25%, and (iii) additional principal repayment of 1.151%. Subsequent to this distribution, the outstanding principal amount of the Series C Notes will be $22,396,491.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
The Company's net cash from operating activities increased from the corresponding 1997 quarter by approximately $660,000. This increase includes a deferred gain of $886,277 resulting from SAMCO's draw on the LC. Excluding the deferred gain, net cash from operations decreased by approximately $226,000 from the corresponding 1997 quarter as monitoring revenue from customers decreased due to attrition of contracts. During the first quarter of 1998, the Company paid scheduled and additional principal of $11,695,361, $209,547 and $1,070,983 to the Series A, Series B, and Series C Noteholders, respectively.

Attrition, which is the loss of customers, results in decreased cash flow. In order to control the Company's exposure to attrition and the resulting loss of revenue, the Company has received from the Servicer certain attrition guarantees. These guarantees provide for the replacement of Contracts, with replacement Contracts, by the Servicer if attrition exceeds certain levels. As of March 31, 1998, the Series C Contracts owned by the Company are covered by attrition guarantees by the Servicer.

The Company's revenues from Contracts have been sufficient to pay the Servicer Basic Monitoring Fee, scheduled principal and interest on the Notes, third party operating expenses, taxes of the Company's Members (but only Member's taxes in respect of any allocations of taxable income from the Company), subordinated fees, to establish necessary reserves, if any, and to continue to make additional principal payments. The Company expects this trend to continue throughout 1998.

Series B Notes bear interest on the outstanding principal at a per annum floating rate of 2.50 percentage points above the minimum denomination five-year certificate of deposit average rate (the "Benchmark CD Rate"), as reported by the Bank Rate Monitor in its last report of the immediately preceding calendar quarter, but in no event less than 9% per annum or more than 11% per annum. At March 31, 1998, the Benchmark CD Rate was 5.17%. Accordingly, the outstanding principal on the Series B Notes will earn interest at 9% per annum through their maturity on August 15, 1998.

Debt Service and Interest Coverage ratios are calculated based on the number of "active" accounts at the end of the period. An active account is one where the customer's alarm system is being monitored. Generally, accounts are monitored until they become 70 days delinquent. As indicated below, the Debt Service and Interest Coverage ratios for the Series C Notes at March 31, 1998 continue to be consistent with prior quarters. The Debt Service and Interest Coverage ratios for the Series B Notes at March 31, 1998 are not meaningful as the Notes will mature on August 15, 1998. Proceeds from the sale of the Contracts securing the Series B Notes will be sufficient to repay the outstanding principal of the Series B Notes at maturity.

                                           Series B       Series C
                                           --------       --------
Number of contracts collateralizing
  Notes at issuance                          11,463        52,840
                                             ------        ------
                                             ------        ------
Number of active accounts at 3/31/98          7,023        34,953
                                             ------        ------
                                             ------        ------
Debt Service Coverage (at 9%)                  NM           1.83
                                               --           ----
                                               --           ----
Interest Coverage (at 9%)                      NM           3.88
                                               --           ----
                                               --           ----
NM = Not meaningful.

CONTRACT REPURCHASE - SERIES A, SERIES B, AND SERIES C NOTES
At maturity, SAMCO is obligated to repay the then outstanding principal balance of the Notes. Pursuant to the Consent Agreement, as each series of Notes mature, WestSec shall purchase all of the Contracts securing such series of Notes for an amount equal to the greater of (i) the fair market value of such Contracts as determined by an nationally recognized independent valuation firm jointly selected by WestSec and SAMCO; or (ii) thirty (30) times the recurring monthly fees and charges payable by customers pursuant to such Contracts. Westinghouse has agreed that if the purchase price payable by WestSec for a particular Series of Notes is less than the amount of all principal and accrued and unpaid interest on such series of Notes, upon notice from SAMCO to Westinghouse, Westinghouse will remit to SAMCO, at the same time the WestSec price is required to be paid, in immediately available funds, the amount in excess of the WestSec price so that the total paid to SAMCO will equal the amount of all principal and accrued and unpaid interest on such Series of Notes. Such notice shall be given by SAMCO to Westinghouse at least five business days prior to the stated maturity date of each Series of Notes.

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

The Company does not anticipate the purchase of additional Contracts. As of March 31, 1998, the Company had no material capital commitments.

Should WestSec become unable to perform any of its contractual obligations with respect to the Company in the future, there can be no assurance that any third parties will be available or, even if available, that agreements could be reached with such third parties for comparable services and at comparable cost. Such a situation could have a materially adverse impact on the Company.

RESULTS OF OPERATIONS
The Company had net income of $8,261,275 for the quarter ended March 31, 1998 as compared to net income of $232,074 for the corresponding 1997 quarter resulting primarily from the gain on sale of the Series A Contracts of approximately $7.1 million. Excluding the effect of the gain on sale, net income for the 1998 quarter was $1,119,241, approximately $887,000 higher than the corresponding period in 1997.

Excluding the gain on sale of security alarm monitoring contracts, SAMCO derived 91% of its income for the quarter from monitoring revenues and the balance from interest and other income.

The decrease in the Company's monitoring revenues for the quarter ended March 31, 1998 compared to the corresponding period in 1997 is a result of the attrition of Contracts in 1997. Accordingly, the related monitoring fee expense has decreased. Net monitoring revenue (monitoring revenue less monitoring expenses) decreased approximately $633,000 from the 1997 to the 1998 quarter. Attrition expense (which is reported under the caption VALUATION ADJUSTMENT OF SECURITY ALARM CONTRACTS on the Company's Statement of Operations) decreased by approximately $1.1 million reflecting the sale of the Series A contracts and the lower book values of Contracts that attrited during the first quarter of 1998 as compared to the corresponding 1997 quarter. Interest expense decreased in the first quarter of 1998 by approximately $272,000 compared to the corresponding 1997 quarter as the Company continues to pay down scheduled and additional principal. General and administrative expenses for the quarter increased by approximately $94,000 as a result of legal costs incurred in defending the litigation described in Note 4 to the Financial Statements. The bad debt expense of $202,718 on the Company's Statement of Operations for the first quarter of 1998 represents actual revenue loss on attrited Contracts and the potential revenue loss on Contracts with balances greater than 90 days past due as of March 31, 1998.

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

(b)       REPORTS ON FORM 8-K:
          The Company filed a report on Form 8-K dated February 17, 1998, which is incorporated by reference. The contents of the report are as follows:

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

4.3  Form of Definitive Note, included as Exhibit B to Exhibit 4.1.  *

4.4  Form of Security Agreement, included as Exhibit C to Exhibit 4.1.  *

4.5  Form of First Supplemental Indenture.  *

4.6  Form of Second Supplemental Indenture.  *


(27) FINANCIAL DATA SCHEDULE**

-----------------------
*    Previously filed.
**   Filed herewith.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 1998.


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