Form 10-Q
period 1998-06-30
NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD
filed 1998-08-12
CIK 880866

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-Q


     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                              --------------

                                         OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from      to
                                   ----------

     Commission file number  33-43870
                           -----------

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


                                        INDEX

                                                                      Page No.
                                                                      --------

Part I -       Financial Information (Unaudited)

Item 1.        Financial Statements

               Statement of Financial Position as of
               June 30, 1998, and December 31, 1997                      3

               Statement of Operations and Retained Earnings
               (Accumulated Deficit) for the Three and Six
               Months Ended June 30, 1998 and 1997                       4

               Statement of Changes in Members' Capital for
               the Year Ended December 31, 1997 and the Six
               Months Ended June 30, 1998                                5

               Statement of Cash Flows for the Six
               Months Ended June 30, 1998 and 1997                       6

               Notes to the Financial Statements                         7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations         11-13

Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk                                              13

Part II -      Other Information

Item 6.        Exhibits and Reports on Form 8-K                         14

               Exhibit Index                                            15

               Signatures                                               16

                  NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                          STATEMENT OF FINANCIAL POSITION


                                                     ASSETS
                                                     ------
                                                                                     June 30,          December 31,
                                                                                       1998                1997
                                                                                  -------------       -------------
CURRENT ASSETS                                                                     (Unaudited)

 Cash and cash equivalents                                                        $  10,969,921        $  7,633,845
 Segregated cash and cash equivalents                                                 2,327,024           4,577,980
 Monitoring revenue and interest receivables
  (net of allowance of $774,126 and $1,143,444, respectively)                           761,799           1,715,726
 Due from WestSec                                                                        41,137             141,709
 Other receivables                                                                            -             234,638
                                                                                  -------------       -------------

   Total current assets                                                              14,099,881          14,303,898
                                                                                  -------------       -------------

 Security alarm monitoring contracts held for sale (Note 2)                          25,449,458          34,179,666
 Debt issuance costs paid to affiliates
  (net of accumulated amortization of $6,052,410 and $5,757,712, respectively)          301,016             595,714
                                                                                  -------------       -------------

     Total assets                                                                 $  39,850,355       $  49,079,278
                                                                                  -------------       -------------
                                                                                  -------------       -------------

                                    LIABILITIES  AND  MEMBERS'  CAPITAL
                                    -----------------------------------
CURRENT LIABILITIES

 Monitoring fees payable                                                          $     390,005       $     639,503
 Accounts payable and accrued liabilities                                             1,216,856             319,919
 Due to affiliates (Note 3)                                                             210,525             260,552
 Unearned revenue                                                                     1,529,475           2,471,743
 Interest payable (Note 2)                                                              307,067             472,414
 Notes payable (Note 2)                                                               6,349,828          18,465,882
                                                                                  -------------       -------------

   Total current liabilities                                                         10,003,756          22,630,013
                                                                                  -------------       -------------

 Notes payable (Note 2)                                                              20,146,489          22,297,924
                                                                                  -------------       -------------

     Total liabilities                                                               30,150,245          44,927,937
                                                                                  -------------       -------------

MEMBERS' CAPITAL

 Contributed capital                                                                  6,000,000           6,000,000
 Distributions to members                                                            (3,836,983)           (632,753)
 Retained earnings (accumulated deficit)                                              7,537,093          (1,215,906)
                                                                                  -------------       -------------

     Total members' capital                                                           9,700,110           4,151,341
                                                                                  -------------       -------------

     Total liabilities and members' capital                                       $  39,850,355       $  49,079,278
                                                                                  -------------       -------------
                                                                                  -------------       -------------


                 See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
         STATEMENT OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                     (Unaudited)


                                                                   For the Three Months Ended    For the Six Months Ended
                                                                            June 30,                      June 30,
                                                                  ---------------------------------------------------------
                                                                      1998           1997           1998            1997
                                                                  ------------   ------------   ------------   ------------
INCOME

  Monitoring revenue                                               $ 3,388,762   $  5,099,917   $  7,439,330   $ 10,311,930
  Interest                                                             107,230         92,439        216,916        183,998
  Gain on sale of security alarm monitoring contracts                      -              -        7,142,034            -
  Other income                                                           2,920            -          276,312            -
                                                                  ------------   ------------   ------------   ------------

     Total income                                                    3,498,912      5,192,356     15,074,592     10,495,928

EXPENSES

  Monitoring fees                                                    1,227,471      1,660,154      2,492,280      3,453,780
  Interest expense                                                     608,548      1,007,033      1,375,587      2,045,846
  General and administrative                                           204,054        133,720        406,934        242,549
  Consulting fees                                                       65,105         71,354        136,459        142,708
  Asset management fee to affiliate                                     97,233        125,406        210,785        254,667
  Equity return fee to affiliate                                        54,347         54,347        108,693        108,693
  Bad debt expense                                                     115,814        356,621        318,532        443,988
  Valuation adjustment of security alarm monitoring contracts          487,268      1,130,141        977,626      2,682,391
  Amortization of debt issuance costs paid to affiliates               147,348        265,394        294,697        501,046
                                                                  ------------   ------------   ------------   ------------

    Total expenses                                                   3,007,188      4,804,170      6,321,593      9,875,668
                                                                  ------------   ------------   ------------   ------------

  Net income                                                           491,724        388,186      8,752,999        620,260

  Retained earnings (accumulated deficit) at beginning of period     7,045,369     (3,844,375)    (1,215,906)    (4,076,449)
                                                                  ------------   ------------   ------------   ------------

  Retained earnings (accumulated deficit) at end of period        $  7,537,093   $ (3,456,189)  $  7,537,093   $ (3,456,189)
                                                                  ------------   ------------   ------------   ------------
                                                                  ------------   ------------   ------------   ------------



                 See accompanying notes to the financial statements.

                  NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                      STATEMENT OF CHANGES IN MEMBERS' CAPITAL
                       FOR THE YEAR ENDED DECEMBER 31, 1997,
               AND FOR THE SIX MONTHS ENDED JUNE 30, 1998 (Unaudited)


                                               NYLIFE         NYLIFE         Total
                                            SFD Holding     Depositary      Members'
                                                Inc.          Corp.         Capital
                                            -----------    -----------    -----------
Balance at January 1, 1997                  $ 1,075,822    $   214,976    $ 1,290,798

Net income                                    2,383,690        476,853      2,860,543
                                            -----------    -----------    -----------

Balance at December 31, 1997                  3,459,512        691,829      4,151,341

Net income                                    7,293,874      1,459,125      8,752,999

Distribution to members                      (2,670,085)      (534,145)    (3,204,230)
                                            -----------    -----------    -----------

Balance at June 30, 1998                    $ 8,083,301    $ 1,616,809    $ 9,700,110
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------



                 See accompanying notes to the financial statements.

                  NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                              STATEMENT OF CASH FLOWS
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                    (Unaudited)


                                                                         For the six months ended June 30,
                                                                             1998                1997
                                                                         ------------        ------------
Cash flows from operating activities:
 Net income                                                              $  8,752,999        $    620,260
 Adjustments to reconcile net income to net
  cash provided by operating activities:

  Gain on sale of security alarm monitoring contracts                      (7,142,034)                -
  Amortization of security alarm monitoring contracts                         977,626           2,682,391
  Amortization of debt issuance costs                                         294,697             501,046
  Bad debt expense                                                            318,532             443,988

Changes in assets and liabilities:
  Decrease (increase) in monitoring revenue and interest receivables          635,395            (120,021)
  Decrease in other receivables                                               234,638                 -
  Decrease (increase) in due from WestSec                                     100,572             (29,229)
  Decrease in monitoring fees payable to WestSec                             (249,498)           (124,945)
  Increase (decrease) in accounts payable and accrued liabilities             896,937             (57,310)
  Decrease in due to affiliates                                               (50,027)             (7,707)
  Decrease in unearned revenue                                               (942,268)            (73,352)
  Decrease in interest payable                                               (165,347)            (43,972)
                                                                         ------------        ------------
  Net cash provided by operating activities                                 3,662,222           3,791,149
                                                                         ------------        ------------

Cash flows from investing activities:
  Proceeds from sale of security alarm monitoring contracts - net          14,865,349                 -
  Purchase price refunds - investment in security alarm
    monitoring contracts                                                       36,800              48,251
  Disposal costs                                                               (7,532)                -
                                                                         ------------        ------------
  Net cash provided by investing activities                                14,894,617              48,251
                                                                         ------------        ------------

Cash flows from financing activities:
  Principal payments on Notes                                             (14,267,489)         (3,794,303)
  Distribution to members                                                  (3,204,230)                -
                                                                         ------------        ------------
  Net cash used in financing activities                                   (17,471,719)         (3,794,303)
                                                                         ------------        ------------
Net increase in cash and cash equivalents                                   1,085,120              45,098

Cash and cash equivalents (including segregated cash and
 cash equivalents) at beginning of period                                  12,211,825          11,487,025
                                                                         ------------        ------------
Cash and cash equivalents (including segregated cash and
 cash equivalents) at end of period                                      $ 13,296,945        $ 11,532,123
                                                                         ------------        ------------
                                                                         ------------        ------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                               $  1,540,934        $  2,089,818
                                                                         ------------        ------------
                                                                         ------------        ------------



                 See accompanying notes to the financial statements.

                  NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                         NOTES TO THE FINANCIAL STATEMENTS
                                   JUNE 30, 1998

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

The carrying amount of SECURITY ALARM MONITORING CONTRACTS HELD FOR SALE in the Statement of Financial Position at June 30, 1998 includes Contracts collateralizing Series B and C Notes as follows:


                     Series B        Series C       Total(*)
                    ----------     -----------    -----------
Carrying amount     $3,266,040     $20,427,511    $23,693,551


(*) Excludes 5,035 Contracts acquired from the June 30, 1993, November 30, 1993, and February 28, 1994 acquisitions which are NOT collateral for any series of Notes and therefore are not subject to the Indenture. The carrying amount of these contracts at June 30, 1998 is $1,755,907.

INTEREST PAYABLE and NOTES PAYABLE in the Statement of Financial Position at June 30, 1998 include amounts relating to Series B and C Notes as follows:


                               Series B       Series C         Total
                              ----------     -----------    -----------
Interest payable                 $45,513        $259,554       $307,067
                              -----------------------------------------
                              -----------------------------------------

Notes payable - current       $4,099,827     $ 2,250,000    $ 6,349,827
Notes payable - non-current        -          20,146,491     20,146,491
                              -----------------------------------------
  Total                       $4,099,827     $22,396,491    $26,496,318
                              -----------------------------------------
                              -----------------------------------------

Maturity date                   8/15/98        8/15/99
                              --------------------------
                              --------------------------



NOTE 3 - RELATED PARTIES

DUE TO AFFILIATES in the Statement of Financial Position at June 30, 1998 and December 31, 1997 includes (i) the asset management fee payable to SFD Holding of $97,232 and $115,567, respectively (ii) the equity return fee payable to SFD Holding of $54,346 and $54,346, respectively, and (iii) $58,947 of professional fees paid by SFD Holding on SAMCO's behalf.

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

Each party has served on the other document production requests and written interrogatories. Discovery is continuing.

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

In July 1998, the LC was reduced to $49,245,000 in accordance with its terms.

NOTE 6 - SUBSEQUENT EVENTS

MATURITY OF SERIES B NOTES
On August 17, 1998, SAMCO will pay all outstanding principal and accrued interest on the Series B Notes.

DISTRIBUTION TO SERIES C NOTEHOLDERS
On August 17, 1998, SAMCO will distribute $1,462,063 to the Series C Noteholders which includes (i) interest at an annualized rate of 9.00%, (ii) the required quarterly principal repayment of 1.25%, and (iii) additional principal repayment of 0.87%. Subsequent to this distribution, the outstanding principal amount of the Series C Notes will be $21,442,492.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
The Company's net cash from operating activities for the six months ended June 30, 1998 decreased from the corresponding 1997 period by approximately $130,000. This decrease occurred despite a 1998 deferred gain of $886,277 resulting from SAMCO's draw on the LC. Excluding the deferred gain, net cash from operations decreased by approximately $1 million from the corresponding 1997 period as monitoring revenue from customers decreased due to attrition of contracts. During the first half of 1998, the Company paid scheduled and additional principal of $11,695,361, $420,694 and $2,151,451 to the Series A, Series B, and Series C Noteholders, respectively.

Attrition, which is the loss of customers, results in decreased cash flow. In order to control the Company's exposure to attrition and the resulting loss of revenue, the Company has received from the Servicer certain attrition guarantees. These guarantees provide for the replacement of Contracts, with replacement Contracts, by the Servicer if attrition exceeds certain levels. As of June 30, 1998, approximately 68% of the Series C Contracts owned by the Company are covered by attrition guarantees by the Servicer.

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

Debt Service and Interest Coverage ratios are calculated based on the number of "active" accounts at the end of the period. An active account is one where the customer's alarm system is being monitored. Generally, accounts are monitored until they become 70 days delinquent. As indicated below, the Debt Service and Interest Coverage ratios for the Series C Notes at March 31, 1998 continue to be consistent with prior quarters. The Debt Service and Interest Coverage ratios for the Series B Notes at June 30, 1998 are not meaningful as the Notes will mature on August 15, 1998.


                                             Series B       Series c
                                             --------       --------
Number of contracts collateralizing
  Notes at issuance                           11,463         52,840
                                              ------         ------
                                              ------         ------
Number of active accounts at 6/30/98           6,779         34,508
                                              ------         ------
                                              ------         ------

Debt Service Coverage (at 9%)                   NM            1.84
                                                --            ----
                                                --            ----

Interest Coverage (at 9%)                       NM            3.99
                                                --            ----
                                                --            ----


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

The Company does not anticipate the purchase of additional Contracts. As of June 30, 1998, the Company had no material capital commitments.

Should WestSec become unable to perform any of its contractual obligations with respect to the Company in the future, there can be no assurance that any third parties will be available or, even if available, that agreements could be reached with such third parties for comparable services and at comparable cost. Such a situation could have a materially adverse impact on the Company.

RESULTS OF OPERATIONS
The Company had net income of $8,752,999 for the six months ended June 30, 1998 as compared to net income of $620,260 for the corresponding 1997 period resulting primarily from the gain on sale of the Series A Contracts of approximately $7.1 million. Excluding the effect of the gain on sale, net income for the 1998 period was $1,610,965, approximately $991,000 higher than the corresponding period in 1997.

Excluding the gain on sale of security alarm monitoring contracts, SAMCO derived 94% of its income for the period from monitoring revenues and the balance from interest and other income.

The decrease in the Company's monitoring revenues for the period ended June 30, 1998 compared to the corresponding period in 1997 is a result of the attrition of Contracts in 1997 and the first half of 1998. Accordingly, the related monitoring fee expense has decreased. Net monitoring revenue (monitoring revenue less monitoring expenses) decreased approximately $1.9 million from the 1997 to the 1998 period. Attrition expense (which is reported under the caption VALUATION ADJUSTMENT OF SECURITY ALARM CONTRACTS on the Company's Statement of Operations) decreased by approximately $1.7 million reflecting the sale of the Series A contracts and the lower book values of Contracts that attrited during the first half of 1998 as compared to the corresponding 1997 period. Interest expense decreased in the first half of 1998 by approximately $670,000 compared to the corresponding 1997 period as the Company continues to pay down scheduled and additional principal. General and administrative expenses for the six months ended June 30, 1998 increased by approximately $164,000 as a result of legal costs incurred in defending the litigation described in Note 4 to the Financial Statements. Amortization of debt issuance costs decreased in the first half of 1998 by approximately $206,000 compared to the corresponding 1997 period as the costs associated with Series A were fully amortized at December 31, 1997. The bad debt expense of $318,532 on the Company's Statement of Operations for the first half of 1998 represents actual revenue loss on attrited Contracts and the potential revenue loss on Contracts with balances greater than 90 days past due as of June 30, 1998.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

                            Part II.  Other Information

Item 6.        Exhibits and Reports on Form 8-K
-------        --------------------------------

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

4.3    Form of Definitive Note, included as Exhibit B to Exhibit 4.1. *

4.4    Form of Security Agreement, included as Exhibit C to Exhibit 4.1. *

4.5    Form of First Supplemental Indenture. *

4.6    Form of Second Supplemental Indenture. *


(27)    FINANCIAL DATA SCHEDULE**



*      Previously filed.
**     Filed herewith.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 1998.


                              NYLIFE Structured Asset Management
                              Company Ltd.






                                   /s/    Kevin M. Micucci
                                   -----------------------
                              By:  Kevin M. Micucci
                                   Manager and President
                                   (Principal Executive, Financial
                                   and Accounting Officer)