Form 10-Q
period 1998-09-30
NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD
filed 1998-11-05
CIK 880866

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number  33-43870
                        --------


                  NYLIFE Structured Asset Management Company Ltd.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                 Texas                                      13-3641944
                 -----                                      ----------
     (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

51 Madison Avenue, New York, New York                         10010
----------------------------------------                    ----------
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



                                       INDEX

                                                                 Page No.
                                                                 --------
Part I -  Financial Information (Unaudited)

Item 1.   Financial Statements

          Statement of Financial Position as of
          September 30, 1998, and December 31, 1997                 3

          Statement of Operations and Retained Earnings
          (Accumulated Deficit) for the Three and Nine
          Months Ended September 30, 1998 and 1997                  4

          Statement of Changes in Members' Capital for
          the Year Ended December 31, 1997 and the Nine
          Months Ended September 30, 1998                           5

          Statement of Cash Flows for the Nine
          Months Ended September 30, 1998 and 1997                  6

          Notes to the Financial Statements                         7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations         11-13

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                              14

Part II-  Other Information

Item 6.   Exhibits and Reports on Form 8-K                         15

          Exhibit Index                                            16

          Signatures                                               17

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                           STATEMENT OF FINANCIAL POSITION


                                        ASSETS



                                                                                  September 30,        December 31,
                                                                                      1998                  1997
                                                                                  -------------        ------------
CURRENT ASSETS                                                                     (Unaudited)

  Cash and cash equivalents                                                       $  13,977,044        $  7,633,845
  Segregated cash and cash equivalents                                                1,546,422           4,577,980
  Security alarm monitoring contracts held for sale (Note 2)                         21,592,930                 -
  Monitoring revenue and interest receivables
   (net of allowance of $694,958 and $1,143,444, respectively)                          609,328           1,715,726
  Due from WestSec                                                                      229,100             141,709
  Other receivables                                                                      25,046             234,638
                                                                                  -------------        ------------

      Total current assets                                                           37,979,870          14,303,898
                                                                                  -------------        ------------

  Security alarm monitoring contracts held for sale (Note 2)                                -            34,179,666
  Debt issuance costs paid to affiliates
   (net of accumulated amortization of $6,185,744 and $5,757,712, respectively)         167,682             595,714
                                                                                  -------------        ------------

         Total assets                                                             $  38,147,552        $ 49,079,278
                                                                                  -------------        ------------
                                                                                  -------------        ------------

                      LIABILITIES AND MEMBERS' CAPITAL
CURRENT LIABILITIES

  Monitoring fees payable                                                         $     281,029        $    639,503
  Accounts payable and accrued liabilities                                            3,357,995             319,919
  Due to affiliates (Note 3)                                                            120,048             260,552
  Unearned revenue                                                                    1,256,648           2,471,743
  Interest payable (Note 2)                                                             415,278             472,414
  Notes payable (Note 2)                                                             21,442,490          18,465,882
                                                                                  -------------        ------------

      Total current liabilities                                                      26,873,488          22,630,013
                                                                                  -------------        ------------

  Notes payable (Note 2)                                                                    -            22,297,924
                                                                                  -------------        ------------

         Total liabilities                                                           26,873,488          44,927,937
                                                                                  -------------        ------------

MEMBERS' CAPITAL

  Contributed capital                                                                 6,000,000           6,000,000
  Distributions to members                                                           (4,586,983)           (632,753)
  Retained earnings (accumulated deficit)                                             9,861,047          (1,215,906)
                                                                                  -------------        ------------

         Total members' capital                                                      11,274,064           4,151,341
                                                                                  -------------        ------------

         Total liabilities and members' capital                                   $  38,147,552        $ 49,079,278
                                                                                  -------------        ------------
                                                                                  -------------        ------------

                 See accompanying notes to the financial statements.

                  NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
       STATEMENT OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                     (Unaudited)



                                                                 For the Three Months Ended   For the Nine Months Ended
                                                                         September 30,             September 30,
                                                                 -------------------------------------------------------
                                                                     1998          1997          1998           1997
                                                                 ----------    -----------    -----------    -----------
INCOME

    Monitoring revenue                                           $3,077,707    $ 4,872,229    $10,793,349    $15,184,159
    Interest                                                        108,241         93,013        325,157        277,011
    Gain on sale of security alarm monitoring contracts           2,092,932            -        9,234,966            -
                                                                 ----------    -----------    -----------    -----------
           Total income                                           5,278,880      4,965,242     20,353,472     15,461,170

EXPENSES

    Monitoring fees                                               1,018,499      1,639,502      3,510,779      5,093,282
    Interest expense                                                711,305        976,458      2,086,892      3,022,304
    General and administrative                                      195,026        117,886        601,960        360,435
    Consulting fees                                                  65,104         71,354        201,563        214,062
    Asset management fee to affiliate                                81,329        119,916        292,114        374,583
    Equity return fee to affiliate                                   37,608         54,346        146,301        163,039
    Bad debt expense                                                122,233        214,809        440,765        658,797
    Valuation adjustment of security alarm monitoring contracts     590,488        899,505      1,568,114      3,581,896
    Amortization of debt issuance costs paid to affiliates          133,334        263,494        428,031        764,540
                                                                 ----------    -----------    -----------    -----------

         Total expenses                                           2,954,926      4,357,270      9,276,519     14,232,938
                                                                 ----------    -----------    -----------    -----------

    Net income                                                    2,323,954        607,972     11,076,953      1,228,232

    Retained earnings (accumulated deficit) at beginning
      of period                                                   7,537,093     (3,456,189)    (1,215,906)    (4,076,449)
                                                                 ----------    -----------    -----------    -----------

    Retained earnings (accumulated deficit) at end of period     $9,861,047    $(2,848,217)   $ 9,861,047    $(2,848,217)
                                                                 ----------    -----------    -----------    -----------
                                                                 ----------    -----------    -----------    -----------


                 See accompanying notes to the financial statements.

                  NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                      STATEMENT OF CHANGES IN MEMBERS' CAPITAL
                       FOR THE YEAR ENDED DECEMBER 31, 1997,
            AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (Unaudited)


                                                    NYLIFE         NYLIFE         Total
                                                 SFD Holding     Depositary      Members'
                                                     Inc.           Corp.        Capital
                                                 -----------     ----------    -----------

  Balance at January 1, 1997                     $1,075,822      $  214,976    $ 1,290,798

  Net income                                      2,383,690         476,853      2,860,543
                                                 ----------      ----------    -----------

  Balance at December 31, 1997                    3,459,512         691,829      4,151,341

  Net income                                      9,230,425       1,846,528     11,076,953

  Distribution to members                        (3,295,060)       (659,170)    (3,954,230)
                                                 ----------      ----------    -----------

  Balance at September 30, 1998                  $9,394,877      $1,879,187    $11,274,064
                                                 ----------      ----------    -----------
                                                 ----------      ----------    -----------


                 See accompanying notes to the financial statements.

                  NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                              STATEMENT OF CASH FLOWS
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                     (Unaudited)


                                                                          For the nine months ended September 30,
                                                                                   1998                 1997
                                                                        -------------------------------------------
Cash flows from operating activities:
 Net income                                                             $       11,076,953       $        1,228,232
 Adjustments to reconcile net income to net
  cash provided by operating activities:

   Gain on sale of security alarm monitoring contracts                          (9,234,966)                     -
   Amortization of security alarm monitoring contracts                           1,568,114                3,581,896
   Amortization of debt issuance costs                                             428,031                  764,540
   Bad debt expense                                                                440,765                  658,797

Changes in assets and liabilities:
  Decrease (increase) in monitoring revenue and interest receivables               665,633                 (466,876)
  Increase in due from WestSec                                                     (87,391)                (122,107)
  Decrease (increase) in other receivables                                         209,592                 (144,000)
  Decrease in monitoring fees payable to WestSec                                  (358,474)                (167,583)
  Increase (decrease) in accounts payable and accrued liabilities                3,038,076                  (32,373)
  Decrease in due to affiliates                                                   (140,504)                 (13,197)
  Decrease in unearned revenue                                                  (1,215,095)                (217,256)
  Decrease in interest payable                                                     (57,136)                 (63,798)
                                                                        ------------------       ------------------
   Net cash provided by operating activities                                     6,333,598                5,006,275
                                                                        ------------------       ------------------

Cash flows from investing activities:
  Proceeds from sale of security alarm monitoring contracts - net
   of disposal costs                                                            20,216,789                      -
  Purchase price refunds - investment in security alarm
   monitoring contracts                                                             36,800                  200,627
                                                                        ------------------       ------------------
    Net cash provided by investing activities                                   20,253,589                  200,627
                                                                        ------------------       ------------------

Cash flows from financing activities:
  Principal payments on Notes                                                  (19,321,316)              (5,505,003)
  Distribution to members                                                       (3,954,230)                     -
                                                                        ------------------       ------------------
    Net cash used in financing activities                                      (23,275,546)              (5,505,003)
                                                                        ------------------       ------------------
 Net increase (decrease) in cash and cash equivalents                            3,311,641                 (298,101)

Cash and cash equivalents (including segregated cash and
 cash equivalents) at beginning of period                                       12,211,825               11,441,927
                                                                        ------------------       ------------------
Cash and cash equivalents (including segregated cash and
 cash equivalents) at end of period                                     $       15,523,466       $       11,143,826
                                                                        ------------------       ------------------
                                                                        ------------------       ------------------

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                            $        2,144,029       $        3,086,101
                                                                        ------------------       ------------------
                                                                        ------------------       ------------------


                  See accompanying notes to the financial statements.

                  NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                         NOTES TO THE FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1998

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

SAMCO has issued secured five-year floating rate notes and secured five year fixed rate notes (the "Notes") in order to finance the acquisition of security alarm monitoring contracts (the "Contracts"). Such Contracts consist of the obligations and payment rights with respect to monitoring services, and in certain instances repair and maintenance services, for security alarm systems in residential homes and light commercial businesses. Security alarm monitoring is the process of notifying designated parties (either individuals or public authorities) if an unauthorized entry, fire, medical or other emergency signal from a customer alarm system is received at a central monitoring station.

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

DISPOSITION OF ASSETS AND MATURITY OF SERIES B NOTES
In August 1998, SAMCO sold to WestSec the Contracts and related assets which constituted the collateral securing SAMCO's Series B Notes. The transaction was consummated pursuant to the OSA and the Consent Agreement. The purchase price of the Series B Contracts is currently in dispute. The Consent Agreement obligates WestSec to pay the greater of fair market value, as determined by an independent appraisal firm, or 30 times the recurring monthly revenue ("RMR") of the Contracts purchased. In the absence of a third-party appraisal specific to the Series B Contracts on the closing date, WestSec paid SAMCO $4,722,490 which represented the floor price of 30 times RMR.

SAMCO subsequently drew on a Letter of Credit from Chase Manhattan Bank in the amount of $2,343,658 which represents (i) the difference between the value of the Series B Contracts using a multiple of 41 times RMR pursuant to a valuation of the Series A Contracts in February 1998 by KPMG Peat Marwick LLP and (ii) the value of so called "person reassignment accounts" (see Note 4) at 41 times RMR. A portion of the proceeds of the sale were used to pay all outstanding principal and accrued interest on the Series B Notes on August 17, 1998, the maturity date of such Notes. SAMCO recognized a gain of approximately $2.1 million on the sale of the Series B Contracts.

The carrying amount of SECURITY ALARM MONITORING CONTRACTS HELD FOR SALE in the Statement of Financial Position at September 30, 1998 includes Contracts collateralizing the Series C Notes as follows:


                              Series C(*)
                              -----------
Carrying amount               $19,905,898

(*) Excludes 5,035 Contracts acquired from the June 30, 1993, November 30, 1993, and February 28, 1994 acquisitions which are NOT collateral for any series of Notes and therefore are not subject to the Indenture. The carrying amount of these contracts at September 30, 1998 is $1,687,032.

INTEREST PAYABLE and NOTES PAYABLE in the Statement of Financial Position at September 30, 1998 relate to Series C Notes as follows:


                                     Series C
                                     --------
Interest payable                      $415,278
                                   -----------
                                   -----------
Notes payable - current            $21,442,490
Notes payable - non-current              -
                                   -----------
   Total                           $21,442,490
                                   -----------
                                   -----------

Maturity date                        8/15/99
                                   -----------
                                   -----------

NOTE 3 - RELATED PARTIES

DUE TO AFFILIATES in the Statement of Financial Position at September 30, 1998 and December 31, 1997 includes (i) the asset management fee payable to SFD Holding of $81,329 and $115,567, respectively (ii) the equity return fee payable to SFD Holding of $37,608 and $54,346, respectively, and (iii) $1,111 and $90,639 of professional fees paid by SFD Holding on SAMCO's behalf, respectively.

NOTE 4 - LEGAL PROCEEDINGS

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

Each party has served on the other document production requests and written interrogatories. The court ordered the parties to participate in a mediation on October 7, 1998. The parties are currently evaluating a settlement proposal put forth by the mediator.

Notwithstanding the foregoing, all payments required to have been made to date to the holders of the SAMCO Notes have been paid on a timely basis in accordance with the terms thereof.

NOTE 5- LETTER OF CREDIT

In February 1998, SAMCO received $886,277 from The Chase Manhattan Bank pursuant to its draw upon the LC. This amount relates to the approximately 2,323 "person reassignment accounts" in Series A which SAMCO contends it sold to WestSec on February 17, 1998. This gain has been deferred and is included in ACCOUNTS PAYABLE AND ACCRUED LIABILITIES in SAMCO's Statement of Financial Position pending the outcome of the litigation described in Note 4.

In July 1998, the LC was reduced to $49,245,000 in accordance with its terms.

In August 1998 SAMCO received $2,343,658 from The Chase Manhattan Bank pursuant to its draw upon the LC. Of this amount, $587,739 relates to the approximately 610 "person reassignment accounts" in Series B which SAMCO contends it sold to WestSec on August 17, 1998. The remaining $1,745,919 represents the difference between the value of the Series B Contracts using a multiple of 41 times RMR (pursuant to a valuation of the Series A Contracts in February 1998 by KPMG Peat Marwick LLP) and the 30 times RMR paid by WestSec. The receipt of these funds has been deemed a deferred gain and is included in ACCOUNTS PAYABLE AND ACCRUED LIABILITIES in SAMCO's Statement of Financial Position pending the outcome of the litigation described in Note 4.

NOTE 6 - SUBSEQUENT EVENTS

DISTRIBUTION TO SERIES C NOTEHOLDERS
On November 15, 1998, SAMCO will distribute $1,360,659 to the Series C Noteholders which includes (i) interest at an annualized rate of 9.00%, (ii) the required quarterly principal repayment of 1.25%, and (iii) additional principal repayment of 0.62%. Subsequent to this distribution, the outstanding principal amount of the Series C Notes will be $20,600,092.

In October 1998, the LC was reduced to $38,635,000 in accordance with its terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
The Company's net cash from operating activities for the nine months ended September 30, 1998 increased from the corresponding 1997 period by approximately $1.3 million. This increase included 1998 deferred gains of approximately $2.6 million resulting from SAMCO's draws on the LC in March and August 1998. Excluding deferred gains, net cash from operations decreased by approximately $1.3 million from the corresponding 1997 period. This decrease resulted primarily from lower monitoring revenues that more than offset reduced interest expense. Net monitoring revenues decreased primarily because of the sale of approximately 31% of SAMCO's contracts (which collateralized the Series A Notes) in February 1998. During the first nine months of 1998, the Company paid scheduled and additional principal of $11,695,361, $4,520,521 and $3,105,451 to the Series A, Series B, and Series C Noteholders, respectively.

Attrition, which is the loss of customers, results in decreased cash flow. In order to control the Company's exposure to attrition and the resulting loss of revenue, the Company has received from the Servicer certain attrition guarantees. These guarantees provide for the replacement of Contracts, with replacement Contracts, by the Servicer if attrition exceeds certain levels. As of September 30, 1998, approximately 67% of the Series C Contracts owned by the Company are covered by attrition guarantees by the Servicer.

The Company's revenues from Contracts have been sufficient to pay the Servicer Basic Monitoring Fee, scheduled principal and interest on the Notes, third party operating expenses, taxes of the Company's Members (but only Member's taxes in respect of any allocations of taxable income from the Company), subordinated fees, to establish necessary reserves, if any, and to continue to make additional principal payments. The Company expects this trend to continue through the maturity of the Series C Notes.

Debt Service and Interest Coverage ratios are calculated based on the number of "active" accounts at the end of the period. An active account is one where the customer's alarm system is being monitored. Generally, accounts are monitored until they become 70 days delinquent. The Debt Service and Interest Coverage ratios for the Series C Notes at September 30, 1998 are not meaningful as the Notes will mature on August 15, 1999.

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

Concurrent with the sale, SAMCO and WestSec instructed The Chase Manhattan Bank to reduce the LC to $54,338,000 in accordance with its terms. In July and October 1998, the LC was reduced to $49,245,000 and $38,635,000, respectively in accordance with its terms.

DISPOSITION OF ASSETS AND MATURITY OF SERIES B NOTES
In August 1998, SAMCO sold to WestSec the Contracts and related assets which constituted the collateral securing SAMCO's Series B Notes. The transaction was consummated pursuant to the Operational Services Agreement ("OSA") and the Consent, Assignment, Assumption, and Modification Agreement (the "Consent Agreement"). The purchase price of the Series B Contracts is currently in dispute. The Consent Agreement obligates WestSec to pay the greater of fair market value, as determined by an independent appraisal firm, or 30 times the recurring monthly revenue ("RMR") of the Contracts purchased. In the absence of a third-party appraisal specific to the Series B Contracts on the closing date, WestSec paid SAMCO $4,722,490 which represented the floor price of 30 times RMR.

SAMCO subsequently drew on a Letter of Credit from Chase Manhattan Bank in the amount of $2,343,658 which represents (i) the difference between the value of the Series B Contracts using a multiple of 41 times RMR pursuant to a valuation of the Series A Contracts in February 1998 by KPMG Peat Marwick LLC and (ii) the value of so called "person reassignment accounts" (see Note 4) at 41 times RMR. A portion of the proceeds of the sale were used to pay all outstanding principal and accrued interest on the Series B Notes on August 17, 1998, the maturity date of such Notes. SAMCO recognized a gain of approximately $2.1 million on the sale of the Series B Contracts.

The Company does not anticipate the purchase of additional Contracts. As of September 30, 1998, the Company had no material capital commitments.

Should WestSec become unable to perform any of its contractual obligations with respect to the Company in the future, there can be no assurance that any third parties will be available or, even if available, that agreements could be reached with such third parties for comparable services and at comparable cost. Such a situation could have a materially adverse impact on the Company.

RESULTS OF OPERATIONS

The Company had net income of $11.1 million for the nine months ended September 30, 1998 as compared to net income of $1.2 million for the corresponding 1997 period resulting primarily from the gain on sale of the Series A and B Contracts of approximately $9.2 million. Excluding the effect of the gain on sale, net income for the 1998 period was $1.9 million, approximately $700,000 higher than the corresponding period in 1997.

Excluding the gain on sale of security alarm monitoring contracts, SAMCO derived 97% of its income for the period from monitoring revenues and the balance from interest income.

The decrease in the Company's monitoring revenues for the period ended September 30, 1998 compared to the corresponding period in 1997 is a result of (i) the attrition of Contracts in 1997 and the first nine months of 1998 and (ii) the sale of approximately 31% of SAMCO's contracts in February 1998. Accordingly, the related monitoring fee expense has decreased. Net monitoring revenue (monitoring revenue less monitoring expenses) decreased approximately $2.8 million from the 1997 to the 1998 period. Attrition expense (which is reported under the caption VALUATION ADJUSTMENT OF SECURITY ALARM CONTRACTS on the Company's Statement of Operations) decreased by approximately $2.0 million reflecting the sale of the Series A contracts. Interest expense decreased in the first nine months of 1998 by approximately $935,000 compared to the corresponding 1997 period as the Company paid off the Series B Notes in August and continues to pay down scheduled and additional principal on the Series C Notes. General and administrative expenses for the nine months ended September 30, 1998 increased by approximately $240,000 as a result of legal costs incurred in defending the litigation described in Note 4 to the Financial Statements. Amortization of debt issuance costs decreased in the first nine months of 1998 by approximately $765,000 compared to the corresponding 1997 period as the costs associated with Series A and B were fully amortized as of December 31, 1997 and June 30, 1998, respectively. The bad debt expense of $441,000 on the Company's Statement of Operations for the first nine months of 1998 represents actual revenue loss on attrited
Contracts and the potential revenue loss on Contracts with balances greater than 90 days past due as of September 30, 1998.

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

Most of the Contracts owned by the Company have a three-year term, provide for automatic renewal and allow the Company to increase the customers' monitoring fee at certain times after the initial term. The Company has no intention of increasing monitoring fees in the immediate future.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

                             PART II.  OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:
     A list of Exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Index to Exhibits.

(b)  REORTS ON FORM 8-K:
     The Company filed a report on Form 8-K dated August 17, 1998, which is incorporated by reference. The contents of the report are as follows:

     In August 1998, SAMCO sold to WestSec the security alarm monitoring contracts and related assets which constituted the collateral securing SAMCO's Series B Notes. A portion of the proceeds of the sale were used to pay all outstanding principal and accrued interest on the Series B Notes on August 17, 1998, the maturity date of such Notes.

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

4.3       Form of Definitive Note, included as Exhibit B to Exhibit 4.1.  *

4.4       Form of Security Agreement, included as Exhibit C to Exhibit 4.1.  *

4.5       Form of First Supplemental Indenture.  *

4.6       Form of Second Supplemental Indenture.  *

(27)      FINANCIAL DATA SCHEDULE**



*    Previously filed.
**   Filed herewith.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on
November 5, 1998.


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