Form 10-K
period 1998-12-31
NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD
filed 1999-03-26
CIK 880866

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934 Commission file number 33-43870

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
             (Exact name of registrant as specified in its charter)

                TEXAS                                  13-3641944
     (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)                Identification No.)

51 Madison Avenue - Suite 1710, New York, NY            10010
--------------------------------------------            -----
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (212)  576-6456

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

                           Yes X            No
                               -               -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X
               -

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable; see Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters.

The Exhibit Index begins on page 15.

                                TABLE OF CONTENTS


                                                                        PAGE NO.
PART I
------
Item 1.   Business                                                        3-5
Item 2.   Properties                                                        5
Item 3.   Legal Proceedings                                                 5
Item 4.   Submission of Matters to a Vote of
          Security Holders                                                  5


PART II
-------
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                               6
Item 6.   Selected Financial Data                                           6
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   7-11
Item 8.   Financial Statements and Supplementary Data                       11
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                               11


PART III
--------
Item 10.  Directors and Executive Officers of the Registrant              12-13
Item 11.  Executive Compensation                                             13
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                     13
Item 13.  Certain Relationships and Related Transactions                     14


PART IV
-------
Item 14.  Exhibits, Financial Statement Schedules and Reports             15-18
          on Form 8-K


Signatures                                                                   19


Appendix A to Annual Report on Form 10-K                             F-1 to F-17

DEFINITIONS - All capitalized terms not defined herein shall have the meanings given to them in the Financial Statements attached hereto as Appendix A.

                                     PART I

ITEM 1. BUSINESS

GENERAL
NYLIFE Structured Asset Management Company Ltd. (the "Company" or "SAMCO") is a limited liability company formed under the laws of the State of Texas on October 18, 1991. A limited liability company offers its equity investors limited liability protection while providing them with flow through tax treatment.

SAMCO has two members. The principal member is NYLIFE SFD Holding Inc. ("SFD Holding"), formerly NAFCO Inc. The other member is NYLIFE Depositary Corporation ("NDC"). Both members are Delaware corporations and indirect wholly owned subsidiaries of New York Life Insurance Company ("New York Life"). Certain directors and officers of SFD Holding have been designated as managers of SAMCO. A manager of a limited liability company is similar to a director of a corporation, and the managers may designate one or more persons as officers of the limited liability company.

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

SAMCO issued three series of secured five-year notes (the "Notes"), at both floating (Series A and Series B) and fixed (Series C) rates, the net proceeds of which were used to finance the acquisition of security alarm monitoring contracts (the "Contracts"). The Contracts acquired consisted of the obligations and payment rights with respect to monitoring services, and in certain instances repair and maintenance services, for security alarm systems in homes and light commercial businesses.

DISPOSITION OF ASSETS AND MATURITY OF SERIES A NOTES
In February 1998, SAMCO sold to WestSec for $15,107,145, the Contracts and related assets which constituted the collateral securing SAMCO's Series A Notes. The transaction was consummated pursuant to the Operational Services Agreement dated November 15, 1991 between SAMCO and Westinghouse Electric Corporation ("Westinghouse"), as amended (the "OSA"). A portion of the proceeds of the sale were used to pay all outstanding principal and accrued interest on the Series A Notes on February 17, 1998, the maturity date of such Notes. SAMCO recognized a gain of approximately $8.0 million on the sale of the Series A Contracts.

DISPOSITION OF ASSETS AND MATURITY OF SERIES B NOTES
In August 1998, SAMCO sold to WestSec the Contracts and related assets which constituted the collateral securing SAMCO's Series B Notes. The transaction was consummated pursuant to the OSA and the Consent, Assignment, Assumption, and Modification Agreement dated December 31, 1996 among SAMCO, Westinghouse and WestSec (the "Consent Agreement"). The purchase price of the Series B Contracts was in dispute. The Consent Agreement obligated WestSec to pay the greater of fair market value, as determined by an independent appraisal firm, or 30 times the recurring monthly revenue ("RMR") of the Contracts purchased. In the absence of a third-party appraisal specific to the Series B Contracts on the closing date, WestSec paid SAMCO $4,722,490 which represented the floor price of 30 times RMR.

SAMCO subsequently drew on a Letter of Credit from Chase Manhattan Bank in the amount of $2,343,658 which represented (i) the difference between the value of the Series B Contracts using a multiple of 41 times RMR pursuant to a valuation of the Series A Contracts in February 1998 by KPMG Peat Marwick LLP and (ii) the value of so called "person reassignment accounts" (see Item 3 - Legal Proceedings) at 41 times RMR. A portion of the proceeds of the sale were used to pay all outstanding principal and accrued interest on the Series B Notes on August 17, 1998, the maturity date of such Notes. SAMCO recognized a gain of approximately $3.8 million on the sale of the Series B Contracts.

DISPOSITION OF ASSETS AND DEFEASANCE OF SERIES C NOTES
On December 17, 1998, SAMCO sold to Protection One Alarm Monitoring, Inc., as successor by merger to WestSec, its remaining security alarm monitoring contracts and related assets, including those which constituted the collateral securing SAMCO's Series C Notes. The purchase price for the contracts and related assets was $29.5 million. SAMCO recognized a gain of approximately $4.8 million on the sale of its remaining Contracts.

The transaction was consummated pursuant to a Settlement Agreement dated December 17, 1998 between SAMCO and WestSec (the "Settlement Agreement") which resolved the litigation between the parties described hereafter in Item 3 Legal Proceedings.

A portion of the proceeds of the sale were used to purchase United States Government obligations which were deposited with United States Trust Company of New York (the "Trustee") pursuant to section 7.1(b) of the Indenture. The securities have an aggregate value that is sufficient to pay principal and interest to the Series C Noteholders on the remaining distribution dates of February 16, 1999, May 17, 1999 and at maturity on August 16, 1999. Under section 7.1(b) of the Indenture, upon the aforesaid deposit and satisfaction of certain other conditions, SAMCO is entitled to be relieved of its obligations under the Series C Notes, the Indenture and the Security Agreement. SAMCO is contractually obligated to obtain a release of the lien of the Security Agreement not later than March 24, 1999.

INVESTMENT CONTRACTS - 5,035 of the Contracts acquired on June 30, 1993, November 30, 1993 and February 28, 1994 were not utilized as collateral for the Company's Series C Notes. These Contracts were sold to WestSec on December 17, 1998.

ITEM 2. PROPERTIES
The Company does not own any material properties and is not a party to any material leases.


ITEM 3. LEGAL PROCEEDINGS
On March 2, 1998, WestSec filed a state court action against SAMCO in Dallas County, Texas seeking a determination that it did not have to purchase from SAMCO what WestSec calls "person reassignment accounts", and that it was entitled to costs and reasonable attorneys fees. These accounts, WestSec argued, are "accounts that are with a customer who (1) had an account owned by SAMCO which was terminated due to the relocation of the customer and (2) entered into a new security alarm contract with WEC or WestSec at the customer's new location within 120 days after terminating his or her account at the prior location." WestSec contended that such accounts were not included within the collateral securing SAMCO's Notes.

SAMCO contended that it owned these disputed accounts and that either WestSec is obligated to purchase them under Section 9.1 of the OSA or SAMCO was entitled to sell them to any party. The dispute was confined to approximately 2,323 accounts relating to the Series A Notes that matured on February 15, 1998. However, the dispute extended to other similar accounts relating to the Series B Notes.

The litigation was resolved on December 17, 1998 with the execution of the Settlement Agreement. As described previously in Item 1 - Business, SAMCO sold to Protection One Alarm Monitoring, Inc., as successor by merger to WestSec, its remaining security alarm monitoring contracts and related assets, including those which constituted the collateral securing SAMCO's Series C Notes. The purchase price for the contracts and related assets was $29.5 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS There is no organized trading market for the Noteholders or members of the Company.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected financial information regarding the Company's financial position as of December 31, 1998, 1997, 1996, 1995 and 1994 and the results of operations for the periods then ended. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Items 7 and 8 of this Report, respectively.


                                              1998         1997         1996         1995         1994
                                              ----         ----         ----         ----         ----
Total revenue                              $30,591,079  $20,270,016  $23,230,617  $25,979,002  $26,752,768
                                           ===========  ===========  ===========  ===========  ===========

Net income (loss)                          $18,905,634  $ 2,860,543  ($2,459,963) ($2,123,749) $   133,235
                                           ===========  ===========  ===========  ===========  ===========

Cash flow from operations                  $ 3,635,321  $ 6,884,186  $ 8,613,984  $ 9,683,149  $ 9,064,373
                                           ===========  ===========  ===========  ===========  ===========

 Notes payable (current and non-current):
     Series A                              $         0  $11,695,361  $13,506,863  $15,928,365  $18,263,116
                                           ===========  ===========  ===========  ===========  ===========
     Series B                              $         0  $ 4,520,521  $ 5,359,744  $ 6,422,734  $ 7,335,227
                                           ===========  ===========  ===========  ===========  ===========
     Series C                              $20,600,090  $24,547,924  $28,845,893  $34,506,447  $40,798,349
                                           ===========  ===========  ===========  ===========  ===========

Total assets at December 31                $41,061,243  $49,079,278  $53,601,399  $65,894,252  $77,883,745
                                           ===========  ===========  ===========  ===========  ===========

SERIES A
Debt Service Coverage (at 9%)                  N/A          N/A         1.66         1.73         1.83
                                           ===========  ===========  ===========  ===========  ===========
Interest Coverage (at 9%)                      N/A          N/A         3.42         3.32         3.26
                                           ===========  ===========  ===========  ===========  ===========

Debt Service Coverage (at 11%)                 N/A          N/A         1.50         1.55         1.62
                                           ===========  ===========  ===========  ===========  ===========
Interest Coverage (at 11%)                     N/A          N/A         2.80         2.71         2.66
                                           ===========  ===========  ===========  ===========  ===========

SERIES B
Debt Service Coverage (at 9%)                  N/A         3.08         1.86         1.89         1.95
                                           ===========  ===========  ===========  ===========  ===========
Interest Coverage (at 9%)                      N/A         5.71         3.76         3.50         3.38
                                           ===========  ===========  ===========  ===========  ===========

Debt Service Coverage (at 11%)                 N/A          N/A         1.68         1.68         1.73
                                           ===========  ===========  ===========  ===========  ===========
Interest Coverage (at 11%)                     N/A          N/A         3.08         2.86         2.77
                                           ===========  ===========  ===========  ===========  ===========

SERIES C
Debt Service Coverage (at 9%) (*)              N/A         1.83         1.89         2.04         1.97
                                           ===========  ===========  ===========  ===========  ===========
Interest Coverage (at 9%)                      N/A         3.79         3.59         3.60         3.24
                                           ===========  ===========  ===========  ===========  ===========


(*) The first required principal payment on the Series C Notes was August 15, 1994.


Financial data for the year ended 1994 reflects the acquisition of Contracts on February 28, 1994 and the ownership of the Contracts acquired June 30 and November 30, 1993 for a full year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - 1998
The Company's net cash position increased as a result of the gains on sale of the Company's Contracts. During 1998, the Company paid scheduled and additional principal of $11.7 million, $4.5 million and $3.9 million to the Series A, Series B, and Series C Noteholders, respectively.

At December 31, 1998 the Company has $18.1 million of cash and cash equivalents and $22.3 million of United States government securities. The United States government securities have been deposited with the Trustee for the specific purpose of paying the remaining principal and interest to the Series C Noteholders on February 16, 1999, May 17, 1999 and at maturity on August 16, 1999.

As described below, during 1998, SAMCO sold all of its security alarm monitoring contracts to Protection One. In 1999, SAMCO's sole source of revenue will be interest income from its cash and cash equivalents. SAMCO's remaining obligations include accrued liabilities, ongoing general and administrative expenses and the debt service on the Series C Notes until their maturity on August 16, 1999. SAMCO's December 31, 1998 cash and cash equivalents balance of $18.1 million and its $22.3 million of United States government securities, in addition to investment interest and principal payments to be received in 1999, is substantially in excess of its remaining obligations.

On March 10, 1999, SAMCO distributed $14.7 million to its Members. After the payment of accrued liabilities, ongoing operating expenses and the remaining obligations on the Series C Notes, SAMCO expects to return approximately $2.1 million to its Members during 1999.

DISPOSITION OF ASSETS AND MATURITY OF SERIES A NOTES
In February 1998, SAMCO sold to WestSec for $15.2 million, the Contracts and related assets which constituted the collateral securing SAMCO's Series A Notes. The transaction was consummated pursuant to the OSA and the Consent Agreement. A portion of the proceeds of the sale were used to pay all outstanding principal and accrued interest on the Series A Notes on February 17, 1998, the maturity date of such Notes. SAMCO recognized a gain of approximately $8.0 million on the sale of the Series A Contracts.

DISPOSITION OF ASSETS AND MATURITY OF SERIES B NOTES
In August 1998, SAMCO sold to WestSec for $4.7 million, the Contracts and related assets which constituted the collateral securing SAMCO's Series B Notes. The transaction was consummated pursuant to the OSA and the Consent Agreement. A portion of the proceeds of the sale were used to pay all outstanding principal and accrued interest on the Series B Notes on August 17, 1998, the maturity date of such Notes. SAMCO recognized a gain of approximately $3.8 million on the sale of the Series B Contracts.

DISPOSITION OF ASSETS AND DEFEASANCE OF SERIES C NOTES
On December 17, 1998, SAMCO sold to Protection One Alarm Monitoring, Inc., as successor by merger to WestSec, its remaining security alarm monitoring contracts and related assets, including those which constituted the collateral securing SAMCO's Series C Notes. The purchase price for the contracts and related assets was $29.5 million. SAMCO recognized a gain of approximately $4.8 million on the sale of its remaining Contracts.

A portion of the proceeds of the sale were used to purchase United States Government obligations which were deposited with United States Trust Company of New York (the "Trustee") pursuant to the Indenture. As mentioned above, the securities have an aggregate value that is sufficient to pay principal and interest to the Series C Noteholders on the remaining distribution dates of February 16, 1999, May 17, 1999 and at maturity on August 16, 1999. Under the Indenture, upon obtaining a release of the lien of the Security Agreement, SAMCO is entitled to be relieved of its obligations under the Series C Notes, the Indenture and the Security Agreement.


RESULTS OF OPERATIONS - 1998
For the year ended December 31, 1998, SAMCO derived 44% of its income from monitoring revenues, 54% from gains on the sale of Contracts and the balance from interest income on short term investments.

The decrease in the Company's monitoring revenues for the year ending December 31, 1998 compared to the corresponding period in 1997 is a result of the sale of contracts in February, August and December 1998. Accordingly, the related monitoring fee expense decreased in 1998. Interest expense decreased in 1998 as the Series A and B Notes matured and the Company continued to pay down scheduled and additional principal on the Series C Notes. The bad debt expense of $496,136 on the Company's Statement of Operations in 1998 represents actual revenue loss on attrited Contracts.

The Company's operating expenses included monitoring fees, general and administrative expenses, including (i) lockbox bank fees, (ii) audit and tax fees, (iii) printing and mailing of quarterly and annual reports to investors,
(iv) trustee fees, (v) legal and consulting fees, and (vi) subordinated fees and expenses and state franchise taxes. The Company's other expenses include bad debt expense, interest expense and amortization of (i) Contracts and (ii) debt issuance costs. This is consistent with 1997 and 1996.

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

Series A and Series B Notes bear interest on the outstanding principal at a per annum floating rate of 2.50 percentage points above the minimum denomination five-year certificate of deposit average rate (the "Benchmark CD Rate"), as reported by the Bank Rate Monitor in its last report of the immediately preceding calendar quarter, but in no event less than 9% per annum or more than 11% per annum. At December 31, 1997, the Benchmark CD Rate was 5.42%. Accordingly, the outstanding principal on the Series B Notes will earn interest at 9% per annum through May 15, 1998.

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

Name                    Age        Title
----                    ---        -----
Kevin M. Micucci        39    Manager and President
Jean E. Hoysradt        48    Manager and Vice President of Investment
Jay S. Calhoun          43    Vice President and Treasurer
Scott J. Drath          35    Manager, Vice President, Controller and Secretary
Richard W. Zuccaro      49    Tax Vice President
Jefferson C. Boyce      41    Manager

Kevin M. Micucci became a manager and the President of the Company in February 1996. Previously, he was Vice President of Finance from June 1994 and Vice President and Controller from October 1991. Mr. Micucci has been a Vice President of New York Life Insurance Company in the Structured Finance Department since March 1996; prior thereto, he was Corporate Vice President from March 1991. Mr. Micucci received a B.S. degree from St. John's University and is a Certified Public Accountant.

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

Richard W. Zuccaro has been Tax Vice President of the Company since January 1992. Mr. Zuccaro has been a Vice President of New York Life Insurance Company since April 1995, and prior thereto, was a Corporate Vice President from May 1986 to April 1995. Mr. Zuccaro received a B.B.A. degree in Accounting from the University of Oklahoma.

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


                                                Amount and Nature
    Title of             Name and Address         of Beneficial       Percent of
     Class               Beneficial Owner           Ownership           Class
     -----               ----------------           ---------           -----
       -       NYLIFE SFD Holding Inc.       Voting interest of the     83.33%
               51 Madison Avenue                     Company
               New York, NY 10010

       -       NYLIFE Depositary Corp.       Voting interest of the     16.67%
               51 Madison Avenue                     Company
               New York, NY 10010


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain payments to Members of the Company and their affiliates and certain contractual arrangements and related transactions are contained in Note 6 to the Financial Statements on pages F-8 through F-17 of this Form 10-K.

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

         10.25 Accounts Purchase Agreement dated December 17, 1998 between Protection One Alarm Monitoring, Inc., as successor by merger to WestSec, Inc. and NYLIFE Structured Asset Management Company Ltd. *

         10.26 Settlement Agreement dated December 17, 1998 between Protection One Alarm Monitoring, Inc., as successor by merger to WestSec, Inc. and NYLIFE Structured Asset Management Company Ltd. *

         10.27 Settlement Agreement and Release among BK Financial, Inc., Tudor Financial, Inc. and NYLIFE Structured Asset Management Company Ltd. dated December 11, 1998. *

         10.28 Indemnity Agreement from SAMCO to the Trustee dated December 18, 1998. *

         (27)     FINANCIAL DATA SCHEDULE **

         (b)      REPORTS ON FORM 8-K:

                  NONE.



         *        Previously filed.
         **       Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NYLIFE Structured Asset Management
                                  Company Ltd.

               March 26, 1999          By: /s/ Kevin M. Micucci
                                           --------------------
                                               Kevin M. Micucci
                                               Manager and President (Principal
                                               Executive Officer and Principal
                                               Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities of and on the dates indicated.


Signature                 Title                                           Date
---------                 -----                                           ----
/s/ Kevin M. Micucci      Manager and President                           March 26, 1999
---------------------     (Principal Executive Officer and Principal
    Kevin M. Micucci      Financial and Accounting Officer)

/s/ Jean E. Hoysradt      Manager and Vice President                      March 26, 1999
--------------------      of Investment
    Jean E. Hoysradt

/s/ Jay S. Calhoun        Vice President and Treasurer                    March 26, 1999
------------------
    Jay S. Calhoun

/s/ Scott J. Drath        Manager, Vice President and                     March 26, 1999
------------------        Controller
    Scott J. Drath

/s/ Richard W. Zuccaro    Tax Vice President                              March 26, 1999
----------------------
 Richard W. Zuccaro

/s/ Jefferson C. Boyce    Manager                                         March 26, 1999
----------------------
    Jefferson C. Boyce


                                  APPENDIX A TO

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 8 AND ITEM 14 (A) (1) AND (2)

          FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES AS OF

                        DECEMBER 31, 1998, 1997 AND 1996

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.

Form 10-K -- Item 8 and  Item 14 (a) (1) and (2)

NYLIFE Structured Asset Management Company Ltd.


INDEX OF FINANCIAL STATEMENTS


Report of Independent Accountants                                                  F-3

Statement of Financial Position as of December 31, 1998 and 1997                   F-4

Statement of Operations and Retained Earnings
(Accumulated Deficit) for the Years Ended
December 31, 1998, 1997 and 1996                                                   F-5

Statement of Changes in Members' Capital for the Years Ended
December 31, 1998, 1997 and 1996                                                   F-6

Statement of Cash Flows for the Years Ended December 31, 1998, 1997
and 1996                                                                           F-7

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Managers and Members of
NYLIFE Structured Asset Management Company Ltd.


In our opinion, the accompanying statement of financial position and the related statements of operations and retained earnings (accumulated deficit), changes in members' capital and of cash flows present fairly, in all material respects, the financial position of NYLIFE Structured Asset Management Company Ltd. (the "Company") at December 31, 1998, and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York, New York
March 19, 1999

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                         STATEMENT OF FINANCIAL POSITION


                                              ASSETS

                                                                                               December 31,
                                                                                       ---------------------------
                                                                                           1998           1997
                                                                                       ------------   ------------
CURRENT ASSETS

  Cash and cash equivalents                                                            $ 11,090,211   $  7,633,845
  Segregated cash and cash equivalents                                                    7,018,453      4,577,980
  Segregated investments in U.S. government securities                                   22,342,580             --
  Security alarm monitoring contracts held for sale (Note 5)                                     --     11,195,005
  Monitoring revenue and interest receivables
   (net of allowance of $-0- and $1,143,444, respectively)                                  609,999      1,715,726
  Due from Servicer                                                                              --        141,709
  Other receivables                                                                              --        234,638
                                                                                       ------------   ------------

      Total current assets                                                               41,061,243     25,498,903
                                                                                       ------------   ------------

  Security alarm monitoring contracts held for sale (Note 5)                                     --     22,984,661
  Debt issuance costs paid to affiliates
   (net of accumulated amortization of $6,353,426 and $5,757,712)                                --        595,714
                                                                                       ------------   ------------

         Total assets                                                                  $ 41,061,243   $ 49,079,278
                                                                                       ============   ============

                                                     LIABILITIES AND MEMBERS' CAPITAL
CURRENT LIABILITIES

  Monitoring fees payable                                                              $    344,963   $    639,503
  Accounts payable and accrued liabilities                                                  568,507        319,919
  Due to Servicer                                                                            95,450             --
  Due to affiliates (Note 6)                                                                110,753        260,552
  Unearned revenue                                                                               --      2,471,743
  Interest payable (Note 5)                                                                 238,735        472,414
  Notes payable (Note 5)                                                                 20,600,090     18,465,882
                                                                                       ------------   ------------

      Total current liabilities                                                          21,958,498     22,630,013
                                                                                       ------------   ------------

  Notes payable (Note 5)                                                                         --     22,297,924
                                                                                       ------------   ------------

         Total liabilities                                                               21,958,498     44,927,937
                                                                                       ------------   ------------

MEMBERS' CAPITAL

  Contributed capital                                                                     6,000,000      6,000,000
  Distributions to members                                                               (4,586,983)      (632,753)
  Retained earnings (accumulated deficit)                                                17,689,728     (1,215,906)
                                                                                       ------------   ------------

         Total members' capital                                                          19,102,745      4,151,341
                                                                                       ------------   ------------

         Total liabilities and members' capital                                        $ 41,061,243   $ 49,079,278
                                                                                       ============   ============


               See accompanying notes to the financial statements.

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
       STATEMENT OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT)


                                                                            For the Years Ended
                                                                                December 31,
                                                                 ------------------------------------------
                                                                     1998           1997           1996
                                                                 ------------   ------------   ------------
Income

    Monitoring revenue                                           $ 13,552,675   $ 19,899,321   $ 22,844,144
    Interest                                                          476,149        370,695        386,473
    Gain on sale of security alarm monitoring contracts            16,562,255             --             --
                                                                 ------------   ------------   ------------

           Total income                                            30,591,079     20,270,016     23,230,617

Expenses

    Monitoring fees                                                 4,286,014      6,672,621      7,732,543
    Interest expense                                                2,396,774      3,963,054      4,684,855
    General and administrative                                      1,140,198        479,278        379,276
    Consulting fees                                                   201,563        285,416        285,416
    Asset management fee to affiliate                                 370,982        490,151        555,971
    Equity return fee to affiliate                                    178,187        217,385        217,385
    Bad debt expense                                                  496,136        834,691        751,164
    Valuation adjustment of security alarm monitoring contracts     2,019,878      3,440,849      9,924,570
    Amortization of debt issuance costs paid to affiliates            595,713      1,026,028      1,159,400
                                                                 ------------   ------------   ------------

         Total expenses                                            11,685,445     17,409,473     25,690,580
                                                                 ------------   ------------   ------------

    Net income (loss)                                              18,905,634      2,860,543     (2,459,963)

    Accumulated deficit at beginning of year                       (1,215,906)    (4,076,449)    (1,616,486)
                                                                 ------------   ------------   ------------

    Retained earnings (accumulated deficit) at end of year       $ 17,689,728   $ (1,215,906)  $ (4,076,449)
                                                                 ============   ============   ============


               See accompanying notes to the financial statements.

                             NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                                 STATEMENT OF CHANGES IN MEMBERS' CAPITAL
                           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                NYLIFE         NYLIFE         Total
                              SFD Holding    Depositary      Members'
                                 Inc.           Corp.        Capital
                              ------------   -----------   ------------
Balance at January 1, 1996    $  3,125,709   $   625,052   $  3,750,761

Net loss                        (2,049,887)     (410,076)    (2,459,963)
                              ------------   -----------   ------------

Balance at December 31, 1996     1,075,822       214,976      1,290,798

Net income                       2,383,690       476,853      2,860,543
                              ------------   -----------   ------------

Balance at December 31, 1997     3,459,512       691,829      4,151,341

Net income                      15,754,065     3,151,569     18,905,634

Distribution to members         (3,295,060)     (659,170)    (3,954,230)
                              ------------   -----------   ------------

Balance at December 31, 1998  $ 15,918,517   $ 3,184,228   $ 19,102,745
                              ============   ===========   ============


              See accompanying notes to the financial statements.

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                            For the Years Ended December 31,
                                                                      ------------------------------------------
                                                                           1998           1997           1996
                                                                      ------------   ------------   ------------
Cash flows from operating activities:
 Net income (loss)                                                    $ 18,905,634   $  2,860,543   $ (2,459,963)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:

   Gain on sale of security alarm monitoring contracts                 (16,562,255)            --             --
   Valuation adjustment of security alarm monitoring contracts           2,019,878      3,440,849      9,924,570
   Amortization of debt issuance costs                                     595,713      1,026,028      1,159,400
   Bad debt expense                                                        496,136        834,691        751,164

Changes in assets and liabilities:
  Decrease (increase) in monitoring revenue and interest receivables       609,591       (492,383)       (48,568)
  Decrease (increase) in due from Servicer                                 141,709       (116,934)       (24,775)
  Decrease (increase) in other receivables                                 234,638       (234,638)            --
  Decrease in monitoring fees payable to Servicer                         (294,540)      (113,219)      (191,147)
  Increase (decrease) in accounts payable and accrued liabilities          248,588        (12,450)        (2,124)
  Increase (decrease) in due to Servicer                                    95,450             --        (14,351)
 (Decrease) increase in due to affiliates                                 (149,799)        73,092        (17,230)
  Decrease in unearned revenue                                          (2,471,743)      (300,865)      (357,010)
  Decrease in interest payable                                            (233,679)       (80,528)      (105,982)
                                                                      ------------   ------------   ------------
   Net cash provided by operating activities                             3,635,321      6,884,186      8,613,984
                                                                      ------------   ------------   ------------

Cash flows from investing activities:
    Proceeds from sale of security alarm monitoring contracts - net
     of disposal costs                                                  48,685,244             --             --
    Purchase price refunds - investment in security alarm
     monitoring contracts                                                   36,800        834,406         45,403
                                                                      ------------   ------------   ------------
    Net cash provided by investing activities                           48,722,044        834,406         45,403
                                                                      ------------   ------------   ------------

Cash flows from financing activities:
    Principal payments on Notes                                        (20,163,716)    (6,948,694)    (9,145,046)
    Purchase of U.S. government securities                             (22,342,580)            --             --
    Distribution to members                                             (3,954,230)            --             --
                                                                      ------------   ------------   ------------
    Net cash used in financing activities                              (46,460,526)    (6,948,694)    (9,145,046)
                                                                      ------------   ------------   ------------
 Net increase (decrease) in cash and cash equivalents                    5,896,839        769,898       (485,659)

Cash and cash equivalents (including segregated cash and
 cash equivalents) at beginning of year                                 12,211,825     11,441,927     11,927,586
                                                                      ------------   ------------   ------------
Cash and cash equivalents (including segregated cash and
 cash equivalents) at end of year                                     $ 18,108,664   $ 12,211,825   $ 11,441,927
                                                                      ============   ============   ============

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                            $  2,630,453   $  4,043,582   $  4,790,832
                                                                      ============   ============   ============


               See accompanying notes to the financial statements.

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

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

SAMCO issued secured five year floating rate notes and secured five year fixed rate notes (the "Notes"), in order to finance the acquisition of security alarm monitoring contracts (the "Contracts"). Such Contracts consisted of the obligations and payment rights with respect to monitoring services, and in certain instances repair and maintenance services, for security alarm systems in residential homes and light commercial businesses. Security alarm monitoring is the process of notifying designated parties (either individuals or public authorities) if an unauthorized entry, fire, medical or other emergency signal from a customer alarm system is received at a central monitoring station.

All references in these Notes to the Financial Statements to "Servicer" shall mean Westinghouse Electric Corporation ("Westinghouse") with regard to all periods prior to December 31, 1996, and WestSec, Inc. ("WestSec"), a subsidiary of Western Resources, Inc. ("Western") with regard to the period from January 1, 1997 to November 24, 1997 (see Note 3 regarding the Consent Agreement). On November 24, 1997, Western, Inc. (the parent of WestSec and Westar) and Protection One, Inc. ("Protection One") combined their security service businesses to form the second largest

U.S. burglar and fire alarm company. Western owns 80.1% of the combined company. Subsequent to the combination, Servicer shall mean Protection One.

ACTIVITIES IN 1999
As mentioned in Note 5, during 1998 SAMCO sold all of its security alarm monitoring contracts to Protection One. In 1999, SAMCO's sole source of revenue will be interest income from its cash and cash equivalents. SAMCO's remaining obligations include accrued liabilities, ongoing general and administrative expenses and the debt service on the Series C Notes until their maturity on August 16, 1999. SAMCO's December 31, 1998 cash and cash equivalents balance of $18.1 million and its $22.3 million of United
States government securities, in addition to investment interest and principal payments to be received in 1999, is substantially in excess of its remaining obligations.


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

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include investments in highly liquid money market funds. Such funds invest in short-term obligations of the United States government. The carrying value of cash and cash equivalents approximates fair value. As mentioned earlier, SAMCO intends to distribute all remaining cash and cash equivalents to the Members during 1999.


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

SEGREGATED INVESTMENTS IN U.S. GOVERNMENT SECURITIES
Pursuant to section 7.1(b) of the Indenture, short-term investments in Treasury Notes and Treasury Bills issued by the United States government were deposited with the Trustee. The securities have an aggregate value that is sufficient to pay principal and interest to the Series C Noteholders on the remaining distribution dates of February 16, 1999, May 17, 1999 and at maturity on August 16, 1999. The carrying value of segregated investments in U.S. government securities approximates fair value.

DEBT ISSUANCE COSTS PAID TO AFFILIATES
Costs incurred in the issuance of Notes, including underwriting discounts, offering and organization costs and financial advisory fees, were capitalized and amortized using the interest method over the life of the Notes. Concurrent with the sale of its remaining security alarm monitoring contracts in December 1998, SAMCO expensed its remaining debt issuance costs.

MONITORING REVENUE RECOGNITION
The Company derived its revenues almost exclusively from the receipt of customer payments for alarm monitoring services. The Company recognized revenue as the monitoring services were provided (accrual basis). The allowance for uncollectible monitoring revenue represents receivables greater than 90 days past due. SAMCO sold all of its security alarm monitoring contracts in 1998 and will therefore have no monitoring revenues in 1999.

MONITORING FEES
Servicer is entitled to payment of 25% of aggregate monthly revenue ("AMR") for the performance of monitoring services under the Contracts (the "Servicer Basic Monitor Fee"), the effect of which is that Servicer will receive the Servicer Basic Monitoring Fee before the Noteholders receive their quarterly payments. Servicer is also entitled to an additional 10% of AMR for the performance of such services (the "Servicer Subordinated Monitoring Fee") which is subordinate to the payment of (i) the Servicer Basic Monitoring Fee, (ii) principal and interest on the Notes, (iii) taxes on operating income and (iv) administrative expenses. SAMCO sold all of its security alarm monitoring contracts in 1998 and will therefore have no monitoring fees in 1999.

VALUATION ADJUSTMENT OF SECURITY ALARM MONITORING CONTRACTS From inception through December 31, 1996, the Company's investment in Contracts was amortized over the estimated lives of the Contracts of approximately 12 years, as adjusted for attrited (terminated) Contracts. Upon attrition of Contracts, the remaining book value of the Contract is written off. On December 31, 1996, the Company, under Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), reclassified its Investment in Security Alarm Monitoring Contracts as held for sale. In accordance with SFAS 121, the Company has reported such Contracts at the lower of carrying amount or fair value less cost to sell and has discontinued amortization of the Contracts effective December 31, 1996. The Company applies SFAS 121 on a contract-by-contract basis. SAMCO sold all of its security alarm monitoring contracts in 1998.

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

CONTRACT PURCHASE
In connection with the Consent Agreement, WestSec committed to purchase, and the Company committed to sell, the Contracts securing each Series of Notes at fixed dates in the future for a determinable price; such price is supported by a letter of credit from WestSec and, subject to certain conditions, guarantees by Westinghouse. The Company expected to realize a gain on each of these future sales. As a result of entering into the Consent Agreement, the Company has under Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), reclassified its Investment in Security Alarm Monitoring Contracts as held for sale. In accordance with SFAS 121, the Company reported such Contracts at the lower of carrying amount or fair value less cost to sell and discontinued amortization of the Contracts effective December 31, 1996.

LETTER OF CREDIT
The Consent Agreement required WestSec to furnish to SAMCO a clean, irrevocable and unconditional letter of credit issued by and drawn upon a "AA" rated bank, in form and substance reasonably satisfactory to SAMCO and Westinghouse, in favor of SAMCO in the amount of $85 million (the "LC"). The LC secured obligations of Westar, WestSec and Westinghouse under the OSA Agreements and the Consent Agreement.

On May 22, 1997, SAMCO received the LC in the aggregate amount of $85,000,000 from The Chase Manhattan Bank. The LC was provided to SAMCO in accordance with the provisions of the Consent Agreement. The LC secured certain obligations owed to SAMCO under the Consent Agreement and the OSA Agreements. In addition, SAMCO and WestSec entered into a letter agreement dated May 21, 1997 memorializing certain collateral agreements and understandings related to the LC.

The LC was terminated pursuant to the Settlement Agreement. See "Note 5 -Security Alarm Monitoring Contracts and Notes Payable."

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

ATTRITION GUARANTEES- SERIES A, SERIES B, AND SERIES C NOTES
Westinghouse, as seller of Contracts to the Company, had the obligation to provide guarantees that capped the Company's exposure to attrition. Such guarantees generally capped attrition at 0% for a period of time after acquisition followed by a period of time during which attrition is capped annually at certain percentages. During the period when a 0% attrition guarantee was in effect, Westinghouse generally had the option to replace attrited accounts either with cash (in an amount equal to the original purchase price paid to Westinghouse for the attrited account) or with replacement Contracts. Among other things, a replacement Contract must be current in all payments due from the customer and must have a RMR not less than the attrited account being replaced. A 0% attrition guarantee provides that SAMCO may lose no more than three months of revenue for each attrited Contract. Pursuant to the Consent Agreement, all Contracts originally purchased by the Company were to be covered by attrition guarantees provided by the Servicer.

Attrition guarantees for Contracts owned by the Company were as follows:

SERIES A - During 1993, 1994, 1995, and 1996, approximately one-half of the Series A Contracts had guarantees capping attrition while the balance were no longer under guarantee. The guaranteed Contracts had attrition caps of 7%, 7%, 8%, 8% in 1993, 1994, 1995, and 1996, respectively. Pursuant to the Consent Agreement, all Series A Contracts were guaranteed for 1997 and for the period January 1, 1998 to February 15, 1998, with attrition caps of 9% and 1.125%, respectively.

SERIES B - For the Series B Contracts, Servicer guaranteed (i) that during the seven-month period ending October 31, 1993, attrited accounts would not exceed 0%; and (ii) during each of the four 12 month periods commencing on November 1, 1993 and ending on October 31, 1997, attrited accounts will not exceed 9.25%. Westinghouse had the option during the period when its 0% attrition guarantee was in effect to replace attrited accounts either with cash (in an amount equal to the original purchase price paid to Westinghouse for the attrited account) or with replacement Contracts. When the 9.25% attrition guarantee is in effect, Servicer must replace attrited accounts with Contracts.

SERIES C - For the Series C Contracts acquired on June 30, 1993, Servicer guaranteed (i) that during the 12 month period ending June 30, 1994, attrited accounts would not exceed 0%; and (ii) during each of the four 12 month periods, commencing on July 1, 1994 and ending on June

30, 1998, attrited accounts will not exceed 10%; and (iii) during one final three month period commencing on July 1, 1998 and ending on October 31, 1998, attrited accounts will not exceed 2.5%.

For the Series C Contracts acquired on November 30, 1993 and February 28, 1994, the respective 0%, 12 month guarantee periods expired on November 30, 1994 and February 28, 1995; the respective 10%, 12 month guarantee periods were from December 1, 1994 to November 30, 1998 and from March 1, 1995 to February 28, 1999.

For the Series C Contracts, Westinghouse had the option during the period when its 0% attrition guarantee was in effect to replace attrited accounts either with cash (in an amount equal to the original purchase price paid to Westinghouse for the attrited account) or with replacement Contracts; provided, however, that Westinghouse could not have replaced more than half of the Contracts which became attrited accounts in any calendar month with cash. Pursuant to the Consent Agreement, WestSec replaced all Series C accounts above an attrition cap of 10% with Contracts. When the 10% attrition guarantee is in effect, the Servicer was to replace attrited accounts with Contracts.

During 1997 and 1998, gross attrition for each series exceeded the respective attrition guarantee caps. Attrited accounts in excess of the caps were replaced by the Servicers in accordance with the applicable attrition guarantees.

INVESTMENT CONTRACTS - 5,035 of the Contracts acquired on June 30, 1993, November 30, 1993 and February 28, 1994 were not utilized as collateral for the Company's Series C Notes. The attrition guarantees for these Contracts were identical to those of the Series C Contracts described above.


NOTE 5 - SECURITY ALARM MONITORING CONTRACTS AND NOTES PAYABLE

DISPOSITION OF ASSETS AND MATURITY OF SERIES A NOTES
In February 1998, SAMCO sold to WestSec for $15,107,145, the Contracts and related assets which constituted the collateral securing SAMCO's Series A Notes. The transaction was consummated pursuant to the OSA and the Consent Agreement. A portion of the proceeds of the sale were used to pay all outstanding principal and accrued interest on the Series A Notes on February 17, 1998, the maturity date of such Notes. SAMCO recognized a gain of approximately $8.0 million on the sale of the Series A Contracts.

Concurrent with the sale, SAMCO and WestSec instructed The Chase Manhattan Bank to reduce the letter of credit to $54,338,000 in accordance with its terms.

DISPOSITION OF ASSETS AND MATURITY OF SERIES B NOTES
In August 1998, SAMCO sold to WestSec the Contracts and related assets which constituted the collateral securing SAMCO's Series B Notes. The transaction was consummated pursuant to the OSA and the Consent Agreement. The purchase price of the Series B Contracts was in dispute.

The Consent Agreement obligated WestSec to pay the greater of fair market value, as determined by an independent appraisal firm, or 30 times the recurring monthly revenue ("RMR") of the Contracts purchased. In the absence of a third-party appraisal specific to the Series B Contracts on the closing date, WestSec paid SAMCO $4,722,490 which represented the floor price of 30 times RMR.

SAMCO subsequently drew on a Letter of Credit from Chase Manhattan Bank in the amount of $2,343,658 which represents (i) the difference between the value of the Series B Contracts using a multiple of 41 times RMR pursuant to a valuation of the Series A Contracts in February 1998 by KPMG Peat Marwick LLP and (ii) the value of so called "person reassignment accounts" (see Note 4) at 41 times RMR. A portion of the proceeds of the sale were used to pay all outstanding principal and accrued interest on the Series B Notes on August 17, 1998, the maturity date of such Notes. SAMCO recognized a gain of approximately $3.8 million on the sale of the Series B Contracts.

DISPOSITION OF ASSETS AND DEFEASANCE OF SERIES C NOTES
On December 17, 1998, SAMCO sold to Protection One Alarm Monitoring, Inc., as successor by merger to WestSec, its remaining security alarm monitoring contracts and related assets, including those which constituted the collateral securing SAMCO's Series C Notes. The purchase price for the contracts and related assets was $29.5 million. SAMCO recognized a gain of approximately $4.8 million on the sale of its remaining Contracts.

The transaction was consummated pursuant to a Settlement Agreement dated December 17, 1998 between SAMCO and WestSec (the "Settlement Agreement") which resolved the litigation between the parties described hereafter in "Note 7-Legal Proceedings."

A portion of the proceeds of the sale were used to purchase United States Government obligations which were deposited with United States Trust Company of New York (the "Trustee") pursuant to section 7.1(b) of the Indenture between SAMCO and the Trustee dated July 15, 1992 (the "Indenture"). The securities have an aggregate value that is sufficient to pay principal and interest to the Series C Noteholders on the remaining distribution dates of February 16, 1999, May 17, 1999 and at maturity on August 16, 1999. Under section 7.1(b) of the Indenture, upon the aforesaid deposit and satisfaction of certain other conditions, SAMCO is entitled to be relieved of its obligations under the Series C Notes, the Indenture and the Security Agreement between SAMCO and the Trustee dated July 15, 1992 (the "Security Agreement"). The Security Agreement describes the collateal securing the Notes and the Trustee's security interest therein. SAMCO is contractually obligated to obtain a release of the lien of the Security Agreement not later than March 24, 1999. (See Note 8 - Subsequent Events).

CARRYING AMOUNT OF SECURITY ALARM MONITORING CONTRACTS HELD FOR SALE
The carrying amount of SECURITY ALARM MONITORING CONTRACTS HELD FOR SALE in the Statement of Financial Position at December 31, 1997 included Contracts collateralizing Series A, B and C Notes as follows:


---------------------------------------- ----------------------
                                                 1997
---------------------------------------- ----------------------
Series A                                      $ 7,821,211
---------------------------------------- ----------------------
Series B                                        3,373,794
---------------------------------------- ----------------------
Series C                                       21,121,879
                                              -----------
---------------------------------------- ----------------------
Total (*)                                     $32,316,884
---------------------------------------- ----------------------


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

INTEREST PAYABLE and NOTES PAYABLE in the Statement of Financial Position at December 31, 1998 and December 31, 1997 include amounts relating to Series A, B and C Notes as follows:


                              AT DECEMBER 31, 1998

                                                         Series C
                                                       -----------
Interest payable                                       $   238,735
                                                       ===========
Notes payable - current                                $20,600,090
Notes payable - non-current                                -0-
                                                       -----------
   Total                                               $20,600,090
                                                       ===========



                              AT DECEMBER 31, 1997

                              Series A     Series B    Series C       Total
                             -----------  ----------  -----------  -----------
Interest payable             $   135,538  $   52,389  $   284,487  $   472,414
                             ===========  ==========  ===========  ===========

Notes payable - current      $11,695,361  $4,520,521  $ 2,250,000  $18,465,882
Notes payable - non-current           --          --   22,297,924   22,297,924
                             -----------  ----------  -----------  -----------
   Total                     $11,695,361  $4,520,521  $24,547,924  $40,763,806
                             ===========  ==========  ===========  ===========


NOTE 6 - RELATED PARTIES

DUE TO AFFILIATES in the Statement of Financial Position at December 31, 1998 and December 31, 1997, includes (i) the asset management fee payable to SFD Holding of $78,867 and $115,567, respectively (ii) the equity return fee payable to SFD Holding of $31,886 and $54,346, respectively, and professional fees paid by SFD Holding on SAMCO's behalf of $-0- and $90,639, respectively.

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

NOTE 7 - LEGAL PROCEEDINGS

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

As discussed previously in Note 5, the dispute was resolved pursuant to the Settlement Agreement.


NOTE 8 - SUBSEQUENT EVENTS

DISTRIBUTION TO SERIES C NOTEHOLDERS
On February 16, 1999, SAMCO distributed $2,102,568 to the Series C Noteholders which included (i) interest at an annualized rate of 9.00%, (ii) the required quarterly principal repayment of 1.25%, and (iii) additional principal repayment of 0.024%. Subsequent to this distribution, the outstanding principal amount of the Series C Notes is $18,964,835.

DISTRIBUTION TO MEMBERS
On March 10, 1999, SAMCO distributed $12,249,510 and $2,450,490 to SFD Holding and NDC, respectively.

DEFEASANCE OF SERIES C NOTES
On March 19, 1999, SAMCO obtained a release of the lien of the Security Agreement as required by Section 7.1(b) of the Indenture and was therefore relieved of its obligations under the Series C Notes, the Indenture and the Security Agreement.