Form 10-Q
period 1999-03-31
NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD
filed 1999-05-07
CIK 880866

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
                               -------------

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

Registrant's telephone number, including area code (212) 576-6456
                                                    -------------


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

                                        INDEX

                                                                      Page No.
                                                                      --------
Part I -       Financial Information (Unaudited)

Item 1.        Financial Statements

               Statement of Financial Position as of
               March 31, 1999, and December 31, 1998                     3

               Statement of Operations and Retained Earnings
               (Accumulated Deficit) for the Three Months
               Ended March 31, 1999 and 1998                             4

               Statement of Changes in Members' Capital for
               the Three Months Ended March 31, 1999                     5

               Statement of Cash Flows for the Three
               Months Ended March 31, 1999 and 1998                      6

               Notes to the Financial Statements                         7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations            10

Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk                                              10

Part II -      Other Information

Item 6.        Exhibits and Reports on Form 8-K                         11

               Exhibits Index                                           12

               Signatures                                               13

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                         STATEMENT OF FINANCIAL POSITION
                                                            March 31,     December 31,
                                                              1999            1998
                                                           -------------  -------------
                                                           (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                $  1,134,087   $ 11,090,211
  Segregated cash and cash equivalents                        1,504,930      7,018,453
  Segregated investments in U.S. government securities       21,169,688     22,342,580
  Monitoring revenue and interest receivables                   202,655        609,999
                                                           -------------  -------------
    Total current assets                                     24,011,360     41,061,243
                                                           -------------  -------------

      Total assets                                         $ 24,011,360   $ 41,061,243
                                                           -------------  -------------
                                                           -------------  -------------

                       LIABILITIES  AND  MEMBERS'  CAPITAL

CURRENT LIABILITIES
  Notes payable (Note 2)                                   $ 18,964,834   $ 20,600,090
  Interest payable (Note 2)                                     210,432        238,735
  Accounts payable and accrued liabilities                      526,472        568,507
  Monitoring fees payable                                           -          344,963
  Due to Servicer                                                   -           95,450
  Due to affiliates (Note 3)                                        -          110,753
                                                           -------------  -------------
    Total current liabilities                                19,701,738     21,958,498
                                                           -------------  -------------

      Total liabilities                                      19,701,738     21,958,498
                                                           -------------  -------------

MEMBERS' CAPITAL

  Contributed capital                                         6,000,000      6,000,000
  Distributions to members                                  (19,286,983)    (4,586,983)
  Retained earnings                                          17,596,605     17,689,728
                                                           -------------  -------------

    Total members' capital                                    4,309,622     19,102,745
                                                           -------------  -------------

    Total liabilities and members' capital                 $ 24,011,360   $ 41,061,243
                                                           -------------  -------------
                                                           -------------  -------------

                  See accompanying notes to the financial statements.

                         NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
               STATEMENT OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT)

                                                                       For the Three Months Ended
                                                                                 March 31,
                                                                     ------------------------------
                                                                         1999              1998
                                                                     -------------     ------------
INCOME                                                                (Unaudited)       (Unaudited)

  Interest                                                           $    354,423      $   383,078
  Monitoring revenue                                                          -          4,050,568
  Gain on sale of security alarm monitoring contracts                         -          7,142,034
                                                                     -------------     ------------

    Total income                                                          354,423       11,575,680

EXPENSES

  Interest expense                                                        439,009          767,039
  General and administrative                                                8,537          202,880
  Monitoring fees                                                             -          1,264,809
  Consulting fees                                                             -             71,354
  Asset management fee to affiliate                                           -            113,552
  Equity return fee to affiliate                                              -             54,346
  Bad debt expense                                                            -            202,718
  Valuation adjustment of security alarm monitoring contracts                 -            490,358
  Amortization of debt issuance costs paid to affiliates                      -            147,349
                                                                     -------------     ------------

    Total expenses                                                        447,546        3,314,405
                                                                     -------------     ------------

  Net income (loss)                                                       (93,123)       8,261,275

  Retained earnings (accumulated deficit) at beginning of period       17,689,728       (1,215,906)
                                                                     -------------     ------------

  Retained earnings at end of period                                 $ 17,596,605      $ 7,045,369
                                                                     -------------     ------------
                                                                     -------------     ------------

                   See accompanying notes to the financial statements.

                NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL
             FOR THE THREE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)



                                     NYLIFE          NYLIFE          Total
                                  SFD Holding      Depositary       Members'
                                      Inc.            Corp.         Capital
                                 -------------   -------------   --------------
Balance at December 31, 1998     $ 15,918,517    $  3,184,228    $  19,102,745

Distribution to members           (12,201,000)     (2,499,000)     (14,700,000)

Net loss                              (77,599)        (15,524)         (93,123)
                                 -------------   -------------   --------------

Balance at March 31, 1999        $  3,639,918    $    669,704    $   4,309,622
                                 -------------   -------------   --------------
                                 -------------   -------------   --------------





              See accompanying notes to the financial statements.

                                NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                                            STATEMENT OF CASH FLOWS
                                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                      For the Three Months Ended March 31,
                                                                            1999               1998
                                                                        --------------    --------------
                                                                         (Unaudited)        (Unaudited)
Cash flows from operating activities:
 Net (loss) income                                                      $     (93,123)    $   8,261,275
 Adjustments to reconcile net income to net
  cash provided by operating activities:

   Gain on sale of security alarm monitoring contracts                            -          (7,142,034)
   Valuation adjustment of security alarm monitoring contracts                    -             490,358
   Amortization of debt issuance costs                                            -             147,349
   Bad debt expense                                                               -             202,718

Changes in assets and liabilities:
  Increase in monitoring revenue and interest receivables                     407,344           683,990
  (Decrease) increase in due from Servicer                                    (95,450)           68,700
  Increase in other receivables                                                   -             234,638
  Decrease in monitoring fees payable to Servicer                            (344,963)         (248,723)
  (Decrease) increase in accounts payable and accrued liabilities             (42,035)        1,169,658
  Decrease in due to affiliates                                              (110,753)          (53,476)
  Decrease in unearned revenue                                                    -            (895,931)
  Decrease in interest payable                                                (28,303)         (177,786)
                                                                        --------------    --------------
   Net cash provided by (used in) operating activities                       (307,283)        2,740,736
                                                                        --------------    --------------

Cash flows from investing activities:
    Proceeds from sale of security alarm monitoring contracts - net
     of disposal costs                                                            -          14,865,349
    Purchase price refunds - investment in security alarm
     monitoring contracts                                                         -              36,800
                                                                        --------------    --------------
    Net cash provided by investing activities                                     -          14,902,149
                                                                        --------------    --------------

Cash flows from financing activities:
    Principal payments on Notes                                            (1,635,256)      (12,975,891)
    Distribution to members                                               (14,700,000)              -
                                                                        --------------    --------------
    Net cash used in financing activities                                 (16,335,256)      (12,975,891)
                                                                        --------------    --------------
 Net increase (decrease) in cash and cash equivalents                     (16,642,539)        4,666,994

Cash and cash equivalents (including segregated cash and
 cash equivalents) at beginning of period                                  40,451,244        12,211,825
Cash and cash equivalents (including segregated cash and
 cash equivalents) at end of period                                     $  23,808,705     $  16,878,819
                                                                        --------------    --------------
                                                                        --------------    --------------

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                            $     467,312     $     944,825
                                                                        --------------    --------------
                                                                        --------------    --------------


                         See accompanying notes to the financial statements.

                   NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                          NOTES TO THE FINANCIAL STATEMENTS
                                    MARCH 31, 1999
                                     (UNAUDITED)


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

SAMCO issued secured five-year floating rate notes and secured five year fixed rate notes (the "Notes"), in order to finance the acquisition of security alarm monitoring contracts (the "Contracts"). Such Contracts consisted of the obligations and payment rights with respect to monitoring services, and in certain instances repair and maintenance services, for security alarm systems in residential homes and light commercial businesses. Security alarm monitoring is the process of notifying designated parties (either individuals or public authorities) if an unauthorized entry, fire, medical or other emergency signal from a customer alarm system is received at a central monitoring station. All references in these Notes to the Financial Statements to "Servicer" shall mean Protection One Alarm Monitoring, Inc. ("Protection One").

ACTIVITIES IN 1999
As mentioned in Note 2, during 1998 SAMCO sold all of its security alarm monitoring contracts to Protection One. In 1999, SAMCO's sole source of revenue will be interest income from its cash and cash equivalents. SAMCO's remaining obligations include accrued liabilities, ongoing general and administrative expenses and the debt service on the Series C Notes until their maturity on August 16, 1999. SAMCO's March 31, 1999 cash and cash equivalents balance of $23.8 million, in addition to investment interest and principal payments to be received in 1999, is substantially in excess of its remaining obligations.

On March 10, 1999, SAMCO distributed $14.7 million to its Members. In addition, after the payment of accrued liabilities, ongoing operating expenses and the remaining obligations on the Series C Notes, SAMCO expects to return approximately $2.1 million to its Members during 1999.


NOTE 2 - SECURITY ALARM MONITORING CONTRACTS AND NOTES PAYABLE

DISPOSITION OF ASSETS AND MATURITY OF SERIES A NOTES
In February 1998, SAMCO sold to WestSec the Contracts and related assets which constituted the collateral securing SAMCO's Series A Notes. A portion of the proceeds of the sale were used to pay all outstanding principal and accrued interest on the Series A Notes on February 17, 1998, the maturity date of such Notes. SAMCO recognized a gain of approximately $8.0 million on the sale of the Series A Contracts.

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

DISPOSITION OF ASSETS AND DEFEASANCE OF SERIES C NOTES
On December 17, 1998, SAMCO sold to Protection One, as successor by merger to WestSec, its remaining security alarm monitoring contracts and related assets, including those which constituted the collateral securing SAMCO's Series C Notes. The purchase price for the contracts and related assets was $29.5 million. SAMCO recognized a gain of approximately $4.8 million on the sale of its remaining Contracts. The transaction was consummated pursuant to a Settlement Agreement dated December 17, 1998 between SAMCO and WestSec which resolved litigation between the parties.

A portion of the proceeds of the sale were used to purchase United States Government obligations which were deposited with United States Trust Company of New York (the "Trustee") pursuant to section 7.1(b) of the Indenture. The securities had an aggregate value sufficient to pay principal and interest to the Series C Noteholders on the then remaining distribution dates of February 16, 1999, May 17, 1999 and at maturity on August 16, 1999.

On March 19, 1999, SAMCO obtained a release of the lien of the Security Agreement as required by Section 7.1(b) of the Indenture and was therefore relieved of its obligations under the Series C Notes, the Indenture and the Security Agreement.

INTEREST PAYABLE and NOTES PAYABLE in the Statement of Financial Position at March 31, 1999 and December 31, 1998 include amounts relating to the Series C Notes as follows:

                                        3/31/99          12/31/98
                                     ------------------------------
Interest payable                      $   210,432      $   238,735
                                     ------------------------------

Notes payable - current               $18,964,834      $20,600,090
Notes payable - non-current               -0-              -0-
                                     ------------------------------
  Total                               $18,964,834      $20,600,090
                                     ------------------------------

NOTE 3 - RELATED PARTIES

DUE TO AFFILIATES in the Statement of Financial Position at December 31, 1998 includes the asset management fee payable to SFD Holding of $78,867 and the equity return fee payable to SFD Holding of $31,886.


NOTE 4 - SUBSEQUENT EVENTS

DISTRIBUTION TO SERIES C NOTEHOLDERS
On May 17, 1999, SAMCO will distribute $988,040 to the Series C Noteholders which includes interest at an annualized rate of 9.00% and the required quarterly principal repayment of 1.25%. Subsequent to this distribution, the outstanding principal amount of the Series C Notes will be $18,402,334.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - 1999
At March 31, 1999 the Company has $23.8 million of cash and cash equivalents. Of this amount, $21.2 million of United States Government securities have been deposited with the Trustee for the specific purpose of paying the remaining principal and interest to the Series C Noteholders on May 17, 1999 and at maturity on August 16, 1999.

SAMCO sold all of its security alarm monitoring contracts to Protection One in 1998. In 1999, SAMCO's sole source of revenue is interest income from its cash and cash equivalents. SAMCO's remaining obligations include accrued liabilities, ongoing general and administrative expenses and the debt service on the Series C Notes until their maturity on August 16, 1999. SAMCO's March 31, 1999 cash and cash equivalents balance of $23.8 million, in addition to investment interest and principal payments to be received in 1999, is substantially in excess of its remaining obligations.

On March 10, 1999, SAMCO distributed $14.7 million to its Members. After the payment of accrued liabilities, ongoing operating expenses and the remaining obligations on the Series C Notes, SAMCO expects to return approximately $2.1 million to its Members during 1999.

RESULTS OF OPERATIONS - 1999
As mentioned above, SAMCO sold all of its security alarm monitoring contracts to Protection One in 1998. As a result, SAMCO derived 100% of its income from interest income on short-term investments for the three months ended March 31, 1999.

Interest expense decreased in the current quarter compared to the 1998 quarter as the Series A and B Notes have matured and the Company continued to pay down scheduled and additional principal on the Series C Notes.

The Company's operating expenses included general and administrative expenses, including (i) audit and tax fees, (ii) printing and mailing of quarterly and annual reports to investors, and (iii) legal fees. The Company's other expenses included interest expense and state franchise taxes.


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

4.3   Form of Definitive Note, included as Exhibit B to Exhibit 4.1.  *

4.4   Form of Security Agreement, included as Exhibit C to Exhibit 4.1.  *

4.5   Form of First Supplemental Indenture.  *

4.6   Form of Second Supplemental Indenture.  *


(27)  FINANCIAL DATA SCHEDULE**

--------------------------

*     Previously filed.
**    Filed herewith.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on
May 7, 1999.


                                   NYLIFE Structured Asset Management
                                   Company Ltd.






                                        /s/    Kevin M. Micucci
                                        -------------------------------
                                   By:  Kevin M. Micucci
                                        Manager and President
                                        (Principal Executive, Financial
                                        and Accounting Officer)