Form 10-Q
period 1999-06-30
NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD
filed 1999-07-28
CIK 880866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           TO

         Commission file number  33-43870


                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
             (Exact name of registrant as specified in its charter)

                        TEXAS                          13-3641944
             (State or other jurisdiction           (I.R.S. Employer
            of incorporation or organization)      Identification No.)

         51 MADISON AVENUE, NEW YORK, NEW YORK           10010
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

                  Yes   X           No  __

                  Yes   X           No  __

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.


                                      INDEX

                                                                        PAGE NO.
                                                                        -------
Part I-       Financial Information (Unaudited)

Item 1.       Financial Statements

              Statement of Financial Position as of
              June 30, 1999, and December 31, 1998                         3

              Statement of Operations and Retained Earnings
              (Accumulated Deficit) for the Three and Six Months
              Ended June 30, 1999 and 1998                                 4

              Statement of Changes in Members' Capital for
              the Six Months Ended June 30, 1999                           5

              Statement of Cash Flows for the Six
              Months Ended June 30, 1999 and 1998                          6

              Notes to the Financial Statements                            7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations               10

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk                                                 10

Part II-      Other Information

Item 6.       Exhibits and Reports on Form 8-K                            11

              Exhibits Index                                              12

              Signatures                                                  13

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                         STATEMENT OF FINANCIAL POSITION

                                     ASSETS

                                                                          June 30,            December 31,
                                                                            1999                  1998
                                                                      ------------------   -------------------
                                                                         (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                 $ 1,010,649           $11,090,211
  Segregated cash and cash equivalents                                        1,520,974             7,018,453
  Segregated investments in U.S. government securities                       20,011,172            22,342,580
  Interest and other receivables                                                600,046               609,999
                                                                      ------------------   -------------------

      Total current assets                                                   23,142,841            41,061,243
                                                                      ------------------   -------------------

         Total assets                                                       $23,142,841           $41,061,243
                                                                      ------------------   -------------------
                                                                      ------------------   -------------------

             LIABILITIES AND MEMBERS' CAPITAL

CURRENT LIABILITIES
  Notes payable (Note 2)                                                    $18,402,333           $20,600,090
  Interest payable (Note 2)                                                     204,190               238,735
  Accounts payable and accrued liabilities                                      195,176               568,507
  Monitoring fees payable                                                             -               344,963
  Due to Servicer                                                                     -                95,450
  Due to affiliates (Note 3)                                                          -               110,753
                                                                      ------------------   -------------------
      Total current liabilities                                              18,801,699            21,958,498
                                                                      ------------------   -------------------

         Total liabilities                                                   18,801,699            21,958,498
                                                                      ------------------   -------------------

MEMBERS' CAPITAL

  Contributed capital                                                         6,000,000             6,000,000
  Distributions to members                                                  (19,286,983)           (4,586,983)
  Retained earnings                                                          17,628,125            17,689,728
                                                                      ------------------   -------------------

         Total members' capital                                               4,341,142            19,102,745
                                                                      ------------------   -------------------

         Total liabilities and members' capital                             $23,142,841           $41,061,243
                                                                      ------------------   -------------------
                                                                      ------------------   -------------------

               See accompanying notes to the financial statements.

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
       STATEMENT OF OPERATIONS AND RETAINED EARNINGS (ACCUMULATED DEFICIT)

                                                                       For the Three Months Ended        For the Six Months Ended
                                                                                June 30,                         June 30,
                                                                      ----------------------------      --------------------------
                                                                      1999              1998              1999            1998
                                                                      -----------      -----------      -----------    -----------
                                                                      (unaudited)      (unaudited)      (unaudited)    (unaudited)
INCOME

    Interest                                                          $   262,026      $  107,230       $   616,449    $   216,916
    Monitoring revenue                                                          -       3,388,762                 -      7,439,330
    Gain on sale of security alarm monitoring contracts                         -               -                 -      7,142,034
    Other income                                                          293,453           2,920           293,453        276,312
                                                                      -----------      -----------      -----------    -----------

           Total income                                                   555,479       3,498,912           909,902     15,074,592

EXPENSES
    Interest expense                                                  $   419,289      $  608,548       $   858,298    $ 1,375,587
    General and administrative                                             74,670         204,054            83,207        406,934
    Monitoring fees                                                             -       1,227,471                 -      2,492,280
    Consulting fees                                                             -          65,105                 -        136,459
    Asset management fee to affiliate                                           -          97,233                 -        210,785
    Equity return fee to affiliate                                              -          54,347                 -        108,693
    Bad debt expense                                                            -         115,814                 -        318,532
    Valuation adjustment of security alarm monitoring contracts                 -         487,268                 -        977,626
    Amortization of debt issuance costs paid to affiliates                      -         147,348                 -        294,697
                                                                      -----------      -----------      -----------    -----------

         Total expenses                                                   493,959       3,007,188           941,505      6,321,593
                                                                      -----------      -----------      -----------    -----------

    Net income (loss)                                                      61,520         491,724           (31,603)     8,752,999

    Retained earnings (accumulated deficit) at beginning of period     17,596,605       7,045,369        17,689,728     (1,215,906)
                                                                      -----------      -----------      -----------    -----------

    Retained earnings at end of period                                $17,658,125      $7,537,093       $17,658,125    $ 7,537,093
                                                                      -----------      -----------      -----------    -----------
                                                                      -----------      -----------      -----------    -----------

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL
               FOR THE SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)


                                                    NYLIFE              NYLIFE               Total
                                                 SFD Holding          Depositary            Members'
                                                     Inc.                Corp.              Capital
                                                 -----------          ----------           -----------
  Balance at December 31, 1998                   $15,918,517          $3,184,228           $19,102,745

  Distribution to members                        (12,201,000)         (2,499,000)          (14,700,000)

  Net (loss)                                         (26,335)             (5,268)              (31,603)
                                                 -----------          ----------           -----------

  Balance at June 30, 1999                       $ 3,691,182           $ 679,960           $ 4,371,142
                                                 -----------          ----------           -----------
                                                 -----------          ----------           -----------


               See accompanying notes to the financial statements.

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                             STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                              For the Six Months Ended June 30,
                                                                                     1999            1998
                                                                                ------------    ------------
                                                                                 (unaudited)     (unaudited)
Cash flows from operating activities:
 Net income (loss)                                                              $    (31,603)   $  8,752,999
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:

   Gain on sale of security alarm monitoring contracts                                     -      (7,142,034)
   Valuation adjustment of security alarm monitoring contracts                             -         977,626
   Amortization of debt issuance costs                                                     -         294,697
   Bad debt expense                                                                        -         318,532

Changes in assets and liabilities:
  Decrease in interest and other receivables                                           9,953         635,395
  Decrease in due from Servicer                                                            -         100,572
  Decrease in other receivables                                                            -         234,638
  (Decrease) increase in accounts payable and accrued liabilities                   (403,331)        896,937
  Decrease in monitoring fees payable                                               (344,963)              -
  Decrease in due to Servicer                                                        (95,450)       (249,498)
  Decrease increase in due to affiliates                                            (110,753)        (50,027)
  Decrease in unearned revenue                                                             -        (942,268)
  Decrease in interest payable                                                       (34,545)       (165,347)
                                                                                ------------    ------------
   Net cash provided by (used in) operating activities                            (1,010,692)      3,662,222
                                                                                ------------    ------------

Cash flows from investing activities:
    Proceeds from sale of security alarm monitoring contracts - net
     of disposal costs                                                                     -      14,857,817
    Purchase price refunds - investment in security alarm
     monitoring contracts                                                                  -          36,800
                                                                                ------------    ------------
    Net cash provided by investing activities                                              -      14,894,617
                                                                                ------------    ------------

Cash flows from financing activities:
    Proceeds from US gov't securities                                              2,331,408               -
    Principal payments on Notes                                                   (2,197,757)    (14,267,489)
    Distribution to members                                                      (14,700,000)     (3,204,230)
                                                                                ------------    ------------
    Net cash used in financing activities                                        (14,566,349)    (17,471,719)
                                                                                ------------    ------------
 Net increase (decrease) in cash and cash equivalents                            (15,577,041)      1,085,120

Cash and cash equivalents (including segregated cash and
 cash equivalents) at beginning of period                                         18,108,664      12,211,825
                                                                                ------------    ------------
Cash and cash equivalents (including segregated cash and
 cash equivalents) at end of period                                             $  2,531,623    $ 13,296,945
                                                                                ------------    ------------
                                                                                ------------    ------------

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                      $    892,843    $  1,540,934
                                                                                ------------    ------------
                                                                                ------------    ------------


               See accompanying notes to the financial statements.

                 NYLIFE STRUCTURED ASSET MANAGEMENT COMPANY LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

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

ACTIVITIES IN 1999
As mentioned in Note 2, during 1998 SAMCO sold all of its security alarm monitoring contracts to Protection One. In 1999, SAMCO's sole source of revenue is interest income from its cash and cash equivalents. SAMCO's remaining obligations include accrued liabilities, ongoing general and administrative expenses and the debt service on the Series C Notes until their maturity on August 16, 1999. SAMCO's June 30, 1999 cash and cash equivalents balance of $2.5 million, in addition to investment interest and principal payments to be received in 1999, is substantially in excess of its remaining obligations.

On March 10, 1999, SAMCO distributed $14.7 million to its Members. In addition, after the payment of accrued liabilities, ongoing operating expenses and the remaining obligations on the Series C Notes, SAMCO expects to return approximately $4.1 million to its Members during 1999.


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

INTEREST PAYABLE and NOTES PAYABLE in the Statement of Financial Position at June 30, 1999 and December 31, 1998 include amounts relating to the Series C Notes as follows:

                                            6/30/99          12/31/98
                                       ----------------   ---------------
Interest payable                              $204,190          $238,735
                                       ----------------   ---------------
                                       ----------------   ---------------
Notes payable - current                    $18,402,333       $20,600,090
Notes payable - non-current                    -0-               -0-
                                       ----------------   ---------------
                                       ----------------   ---------------
   Total                                   $18,402,333       $20,600,090
                                       ----------------   ---------------
                                       ----------------   ---------------

NOTE 3 - RELATED PARTIES

DUE TO AFFILIATES in the Statement of Financial Position at December 31, 1998 includes the asset management fee payable to SFD Holding of $78,867 and the equity return fee payable to SFD Holding of $31,886.


NOTE 4 - SUBSEQUENT EVENT

FINAL DISTRIBUTION TO SERIES C NOTEHOLDERS
On August 16, 1999, SAMCO will distribute $18,815,255 to the Series C Noteholders which will include interest at an annualized rate of 9.00% plus the remaining principal on the Series C Notes.

DISSOLUTION
Subsequent to the final payment to the Series C Noteholders, SAMCO will liquidate and distribute its remaining equity of approximately $4.3 million to its Members.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES - 1999
At June 30, 1999 the Company has $22.5 million of cash and cash equivalents. Of this amount, $20 million of United States Government securities have been deposited with the Trustee for the specific purpose of paying the remaining principal and interest to the Series C Noteholders at maturity on August 16, 1999.

SAMCO sold all of its security alarm monitoring contracts to Protection One in 1998. In 1999, SAMCO's sole source of revenue is interest income from its cash and cash equivalents. SAMCO's remaining obligations include accrued liabilities, ongoing general and administrative expenses and the debt service on the Series C Notes until their maturity on August 16, 1999. SAMCO's June 30, 1999 cash and cash equivalents balance of $22.5 million, in addition to investment interest and principal payments to be received in the third quarter of 1999, is substantially in excess of its remaining obligations.

On March 10, 1999, SAMCO distributed $14.7 million to its Members. After the payment of accrued liabilities, ongoing operating expenses and the remaining obligations on the Series C Notes, SAMCO expects to return approximately $4.1 million to its Members during 1999.

RESULTS OF OPERATIONS - 1999
As mentioned above, SAMCO sold all of its security alarm monitoring contracts to Protection One in 1998. As a result, SAMCO derived 100% of its income from interest income on short-term investments for the three and six months ended June 30, 1999.

Interest expense decreased in the current quarter compared to the 1998 quarter as the Series A and B Notes have matured and the Company continued to pay down scheduled and additional principal on the Series C Notes.

The Company's operating expenses include general and administrative expenses, including (i) audit fees, (ii) printing and mailing of quarterly reports to investors, (iii) legal fees and (iv) interest expense. In 1999, the Company reversed $293,453 previously accrued in 1998 for state franchise taxes which is reflected in other income in the Statement of Operations.


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

         4.4   Form of Security Agreement, included as Exhibit C to
               Exhibit 4.1.*

         4.5   Form of First Supplemental Indenture.  *

         4.6   Form of Second Supplemental Indenture.  *


         (27)  Financial Data Schedule**


-------------------------------------------
         *     Previously filed.
         **    Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 28, 1999.



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